Form 10-Q
period 2021-06-30
Acropolis Infrastructure Acquisition Corp.
filed 2021-08-23
CIK 1847891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40584

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2120451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 43rd Floor New York, NY 10019
(Address of principal executive offices)

(212) 515-3200
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one public warrant	ACRO.U	New York Stock Exchange
Shares of Class A common stock included as part of the units	ACRO	New York Stock Exchange
Warrants included as part of the units	ACRO WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 23, 2021, there were 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Acropolis Infrastructure Acquisition Corp.
(formerly known as AP Caps III, Corp.)

CONDENSED BALANCE SHEET

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Current assets - Cash	$25,000	$—
Due from Sponsor	—	25,000
Deferred offering costs	1,205,487	57,900
Total assets	$1,230,487	$82,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current liabilities - Accrued offering costs	$1,041,011	$57,900
Advances from related party	164,476	—
Total liabilities	1,205,487	57,900

Commitments and contingencies (Note 6):

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class B common stock, $0.0001 par value, 199,000,000 shares authorized, 8,625,000 shares issued and outstanding(1)	863	863
Additional paid-in capital	24,602	24,602
Accumulated deficit	(465)	(465)
Total stockholders’ equity	25,000	25,000
Total liabilities and stockholders’ equity	$1,230,487	$82,900

(1)

Includes an aggregate of up to 1,125,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5).The over-allotment option was exercised in full in August 2021 and thus, these shares are no longer subject to forfeiture (see Notes 5 and 9).

(2)	Share amounts at December 31, 2020 have been retroactively restated to account for the stock reclassification as discussed in Note 5.

The accompanying notes are an integral part of these unaudited condensed financial statements

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the
	Three	Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021

REVENUE	$—	$—
EXPENSES
Formation and operating costs	—	—
Net loss	$—	$—
Weighted average shares outstanding, basic and diluted(1)	8,625,000	8,625,000
Basic and diluted net loss per share	$(0.00)	$(0.00)

(1)

This number excludes up to 1,125,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). The over-allotment option was exercised in full in August 2021 and thus, these shares are no longer subject to forfeiture (see Notes 5 and 9).

The accompanying notes are an integral part of these unaudited condensed financial statements

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Class B Common Stock (1)(2)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	8,625,000	$863	$24,602	$(465)	$25,000

Net loss	—	—	—	—	—
Balance, March 31, 2021 (unaudited)	8,625,000	863	24,602	(465)	25,000

Net loss	—	—	—	—	—
Balance, June 30, 2021 (unaudited)	8,625,000	$863	$24,602	$(465)	$25,000

(1)

Includes an aggregate of up to 1,125,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). The over-allotment option was exercised in full in August 2021 and thus, these shares are no longer subject to forfeiture (see Notes 5 and 9).

(2)	Share amounts at December 31, 2020 have been retroactively restated to account for the stock reclassification as discussed in Note 5.

The accompanying notes are an integral part of these unaudited condensed financial statements

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Six Months
Ended June 30,
2021
Cash Flows From Operating Activities:
Net loss	$—
Net Cash Used In Operating Activities	—

Cash Flows From Financing Activities:
Sponsor payment of receivable	25,000
Net Cash Provided By Financing Activities	25,000
Net change in cash	25,000
Cash at Beginning of Period	—
Cash at End of Period	$25,000

Supplemental Schedule of Non-Cash Financing Activities:
Deferred offering costs included in accrued offering costs	$1,171,277
Deferred offering costs paid by related party	$164,476

The accompanying notes are an integral part of these unaudited condensed financial statements

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

1.	Description of Organization and Business Operations

Organization and General

Acropolis Infrastructure Acquisition Corp. (formerly known as AP Caps III, Corp) (the “Company”) was incorporated in the State of Delaware on August 27, 2020 under the name of  AP Caps III, Corp. The Company was formed for the purpose of effecting a merger, consolidation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). On February 22, 2021, the Company formally changed its name to Apollo Infrastructure Acquisition Corp. On February 23, 2021, the Company formally changed its name to Acropolis Infrastructure Acquisition Corp. The Company has chosen December 31st as its fiscal year end.

At June 30, 2021, the Company had not commenced any operations. All activity for the period from August 27, 2020 through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the net proceeds derived from the Initial Public Offering.

Sponsor and Initial Public Offering

The Company’s sponsor is Acropolis Infrastructure Acquisition Sponsor, L.P., a Cayman Islands exempted limited partnership (the “Sponsor”). The Company intends to finance its Initial Business Combination with proceeds from the $300,000,000 Initial Public Offering of Units (as defined below) ($345,000,000 upon the underwriters’ exercise in full of their over-allotment option) (Note 3) and a $7,852,500 private placement ($8,700,000 upon the underwriters’ exercise in full of their over-allotment option) (Note 4). Upon the closing of the Initial Public Offering and the private placement, $300,000,000 was placed in a trust account ($345,000,000 upon the underwriters’ exercise in full of their over-allotment option) (the “Trust Account”) (discussed below).

On July 13, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of the Company’s Class A common stock, $0.0001 par value per share, included in the Units, the “Public Shares”) generating gross proceeds of $300,000,000 which is described in Note 3. The Sponsor purchased an aggregate of 5,235,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant, or approximately $7,852,500 in the aggregate, in a private placement simultaneously with the closing of the Initial Public Offering (the “Private Placement”). The Private Placement Warrants are included in additional paid-in capital on the condensed balance sheet.

On August 3, 2021, the Company consummated the sale of 4,500,000 over-allotment Units pursuant to the underwriters’ exercise of their over-allotment option. Such over-allotment Units were sold at $10.00 per Unit, generating gross proceeds of $45,000,000. Substantially concurrently with the closing of the sale of the over-allotment Units, the Company consummated the private sale of an additional 600,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $900,000. Following the closing of the over-allotment option and sale of additional Private Placement Warrants (together, the “Over-Allotment Closing”), a total of $345,000,000, including approximately $12,075,000 of the underwriters’ deferred discount (the “Deferred Discount”), was placed in the Trust Account. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,125,000 Founder Shares (as defined in Note 5) are no longer subject to forfeiture.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the Initial Public Offering of 34,500,000 Units at $10.00 per Unit, which is discussed in Note 3 and the sale of 5,835,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a Private Placement, as a result of the underwriters’ exercise of the over-allotment option.

Trust Account

The proceeds held in the Trust Account will be invested only in U.S. government securities with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay its tax obligations (the “Permitted Withdrawals”), and up to $100,000 of interest to pay dissolution expenses none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of Public Shares sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of  incorporation to affect the substance or  timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the offering the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the offering but has not completed the Initial Business Combination within such 24-month period (the “Completion Window”); or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Completion Window. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the Deferred Discount and commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to make Permitted Withdrawals, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to make Permitted Withdrawals. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under New York Stock Exchange (“NYSE”) rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination, subject to any greater or additional vote required by applicable law or any rule or regulation applicable to the Company or its securities. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a stockholder will have the right to redeem his, her or its Public Shares for an amount in cash equal to his, her or its pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to make Permitted Withdrawals. As a result, such Public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to make Permitted Withdrawals (less up to $100,000 of such net interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 5) held by them if the Company fails to complete the Initial Business Combination within the Completion Window. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of common stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Liquidity

At June 30, 2021, the Company had cash of $25,000 and a working capital deficit of $1,180,487. On July 13, 2021, the Company closed its Initial Public Offering of 30,000,000 Units at $10.00 per Unit, generating gross proceeds of $300 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,235,000 Private Placement Warrants to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,852,500. On August 3, 2021, the Company consummated the sale of 4,500,000 over-allotment Units pursuant to the underwriters’ exercise of their over-allotment option. Such over-allotment Units were sold at $10.00 per Unit, generating gross proceeds of $45,000,000. Substantially concurrently with the closing of the sale of the over-allotment Units, the Company consummated the private sale of an additional 600,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $900,000. The Company held $559,752 outside of the Trust Account upon the closing of the Initial Public Offering and the Over-Allotment Closing.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through  a payment of $25,000 of certain deferred offering costs on the Company’s behalf by the Sponsor in exchange for the issuance of the Founder Shares and the proceeds of a loan of $300,000 under an unsecured and noninterest bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Working Capital Loans (as defined in Note 5).

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of  holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company had cash of $25,000 and $0, respectively. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Deferred Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were charged to additional paid in capital upon completion of the Initial Public Offering. At June 30, 2021 and December 31, 2020, the Company had deferred offering costs of $1,205,487 and $57,900, respectively.

Fair Value of Financial Instrument

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 Inputs: Unadjusted quoted prices for identical assets or instruments in active markets.

Level 2 Inputs: Quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs: Significant inputs into the valuation model are unobservable.

The Company does not have any recurring Level 2 or Level 3 assets or liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging (ASC 815)”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting   date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheet as current or non- current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Income Taxes

The Company follows the asset and liability method of  accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2021. The Company’s deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s interim condensed financial statements.

3.Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a price of $10.00 per unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7). Additionally, the Sponsor purchased an aggregate of 5,235,000 Private Placement Warrants a price of $1.50 per warrant in a private placement that closed simultaneously with the Initial Public Offering. On August 3, 2021, the Company consummated the sale of 4,500,000 over-allotment Units pursuant to the underwriters’ exercise of their over-allotment option. Such over-allotment Units were sold at $10.00 per Unit, generating gross proceeds of $45,000,000. Substantially concurrently with the closing of the sale of the over-allotment Units, the Company consummated the private sale of an additional 600,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $900,000.

4.	Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,235,000 Private Placement Warrants ($7,852,500 in the aggregate) in a Private Placement. Concurrently with the closing of the sale of the over-allotment Units on August 3, 2021, the Company consummated the private sale of an additional 600,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $900,000. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed within the Completion Window, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

5.	Related Party Transactions

Founder Shares

The Company was formed in August 2020. In August 2020, Acropolis Infrastructure Acquisition Sponsor, L.P. subscribed for 1,990 shares of the Company’s Class B common stock for $19.90.Acropolis Infrastructure Acquisition Sponsor, L.P. distributed the shares to Apollo Principal Holdings III, L.P. in December 2020. Apollo Principal Holdings III, L.P. then distributed the shares to Acquisition Sponsor, L.P. on March 16, 2021. On February 22, 2021, the Company completed a stock reclassification of its Class B common stock and, as a result, 11,500,000 shares of the Company’s shares of Class B common stock were outstanding (the “Founder Shares”). On March 31, 2021, 50,000 Founder Shares were purchased from the Sponsor by each of the three independent director nominees at a purchase price of approximately $0.002 per share. The independent director nominees paid $300 in aggregate for 150,000 shares. In June 2021, the Sponsor forfeited 2,875,000 Founder Shares and, as a result, 8,625,000 shares of the Company’s Founder Shares were outstanding. The share amounts as of June 30, 2021 have been retroactively restated to account for the forfeiture.

The Founder Shares are identical to the shares of Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class B common stock which automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. The number of Founder Shares issued in the share split was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 34,500,000 Units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 20% of the issued and outstanding common stock after the Initial Public Offering.

The holders of the Founder Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last reported sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 - trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Due from Sponsor

At December 31, 2020, the Company had $25,000 due from the Sponsor, which represented the remaining amount owed in exchange for the issuance of Class B common stock to the Sponsor which will be fully funded by the Sponsor. The amount was paid to the Company by the Sponsor in March 2021.

Related Party Loans

On February 24, 2021, the Sponsor agreed to loan the Company an aggregate of up to $750,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). This Note bore interest at a rate of 0.12% per annum and was payable on the earlier of December 31, 2021 or the closing date of the Initial Public Offering. As of June 30, 2021, the Company had not borrowed on the Note. The Note expired upon consummation of the Initial Public Offering.

Advances from Related Party

An affiliate of the Sponsor paid certain formation and operating costs on behalf of the Company. During the period of August 27, 2020 (inception) through December 31, 2020, the related party paid $465 of formation and operating expenses on behalf of the Company which were recorded as contributed capital in the accompanying interim condensed financial statements. During the six months ended June 30, 2021, the related party paid certain Initial Public Offering costs totaling $164,476 on behalf of the Company. As of June 30, 2021, $164,476 was due to the related party.

Administrative Support Agreement

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

6.	Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to demand that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 30-day option from the date of the prospectus for the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters are entitled to a Deferred Discount of $0.35 per Unit. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement. On August 3, 2021, the Company consummated the sale of 4,500,000 over-allotment Units pursuant to the underwriters’ exercise of their over-allotment option, as a result of which the underwriters are entitled to an aggregate Deferred Discount of $12,075,000.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these interim condensed financial statements. The interim condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7.Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock

The authorized shares of common stock of the Company include 800,000,000 shares of Class A common stock with a par value of $0.0001 per share and 199,000,000 shares of Class B common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s shares of common stock are entitled to one vote for each share of common stock. There are 8,625,000 Founder Shares issued and outstanding, of which 1,125,000 were subject to forfeiture as of June 30, 2021 to the extent that the underwriters’ over-allotment option was not exercised.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of completion of the Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of this offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination).

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s shares of common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon the Company’s redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported closing price of the Company’s shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days prior to the date on which the Company sends the notice of redemption to the warrant holders.
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and a current prospectus relating to those shares of common stock is available throughout the 30-day trading period referred to above.

If the Company calls the Public Warrants for redemption as described above, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis period,” as will be described in the Public Warrant agreement.

The exercise price and number of the shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of  shares of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete an Initial Business Combination within the Completion Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of  common stock issuable upon exercise of  the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable and will be exercisable at the election of the holder on a “cashless basis.”

Neither the Private Placement Warrants nor Public Warrants contain any provisions that change dependent upon the characteristics of the holder of the warrant.

8.Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through August 23 2021, require potential adjustment to or disclosure in the interim condensed financial statements. Management did not identify any other subsequent events that would have required adjustment or disclosure in the interim condensed financial statements.

On July 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover costs and expenses related to the Company’s operating expenses or initial business combination pursuant to an unsecured promissory note. This note bears interest at a rate of 0.12% per annum and is payable on the earlier of date on which the Company consummates an Initial Business Combination or the liquidation of the Company.

On August 20, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover costs and expenses related to the Company’s operating expenses or initial business combination pursuant to an unsecured promissory note. This note bears interest at a rate of 0.14% per annum and is payable on the earlier of date on which the Company consummates an Initial Business Combination or the liquidation of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Acropolis Infrastructure Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Acropolis Infrastructure Acquisition Sponsor, L.P. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Company’s Registration Statement on Form S-1/A (File No. 333-254409) filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2021 (the “Registration Statement”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination (the “Initial Business Combination”) using cash from the proceeds of the initial public offering (the “Initial Public Offering”) and the sale of the private placement warrants (the “Private Placement Warrants”), our capital stock, debt or a combination of the foregoing.

The issuance of additional shares of common stock in connection with an Initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of existing investors, which dilution would increase if the anti-dilution provisions in the Class B common stock result in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of our common stock if shares of preferred stock are issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2021, we had net income of $0.

Liquidity and Capital Resources

At June 30, 2021, the Company had cash of $25,000 and a working capital deficit of $1,180,487. On July 13, 2021, the Company closed its Initial Public Offering of 30,000,000 Units at $10.00 per Unit, generating gross proceeds of $300 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,235,000 Private Placement

Warrants to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,852,500. On August 3, 2021, the Company consummated the sale of 4,500,000 over-allotment Units pursuant to the underwriters’ exercise of their over-allotment option. Such over-allotment Units were sold at $10.00 per Unit, generating gross proceeds of $45,000,000. Substantially concurrently with the closing of the sale of the over-allotment Units, the Company consummated the private sale of an additional 600,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $900,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through  a payment of $25,000 of certain deferred offering costs on the Company’s behalf by the Sponsor in exchange for the issuance of the Founder Shares and the proceeds of a loan of $300,000 under an unsecured and noninterest bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering and exercise of the underwriters’ over-allotment option, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering, the exercise of the underwriters’ over-allotment option, and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Working Capital Loans (as defined in Note 5).

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock by the Sponsor and loans from our Sponsor. The closing of the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants generated gross proceeds of approximately $353.8 million.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we will repay such loaned amounts. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $16,667 for office space, utilities, secretarial support and administrative services. We began incurring these fees on July 9, 2021 and will continue to incur these fees monthly for up to 27 months until the earlier of the completion of the Initial Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $12,075,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Net income (loss) per share of common stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s condensed statements of operations include a presentation of net income (loss) per share for shares of common stock subject to redemption in a manner similar to the two-class method. Net loss per share of common stock, basic and diluted for shares of Class A common stock is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net loss, less income attributable to shares of Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 13, 2021, we consummated the initial public offering of 30,000,000 Units, each comprising of one share of Class A common stock, $0.0001 par value per share and one-third of one public warrant. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. Credit Suisse Securities (USA) LLC, Apollo Global Securities, LLC, Citigroup Global Markets Inc., Barclays Capital Inc. and Evercore Group L.L.C. acted as joint bookrunners of the offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-254409). The registration statement was declared effective on July 8, 2021.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 5,235,000 Private Placement Warrants to our sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,852,500. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of an Initial Business Combination, subject to certain limited exceptions.

We paid a total of $6,000,000 in underwriting discounts and commissions and $1,350,948 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $10,500,000 (or $12,075,000 if the underwriters’ over-allotment option is exercised in full) in underwriting discounts and commissions.

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, $300,000,000 was placed in the Trust Account established in connection with the Initial Public Offering.

The Company incurred approximately $17,850,948 of offering costs in connection with the Initial Public Offering, including $6,000,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $1,350,948 of other costs. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus dated July 9, 2021, which was filed with the SEC.

On August 3, 2021, the Company consummated the sale of 4,500,000 over-allotment Units pursuant to the underwriters’ exercise of their over-allotment option. Such over-allotment Units were sold at $10.00 per Unit, generating gross proceeds of $45,000,000. Substantially concurrently with the closing of the sale of the over-allotment Units, the Company consummated the private sale of an additional 600,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $900,000.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10- Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Acropolis Infrastructure Acquisition Corp.(1)
3.2	Amended & Restated Bylaws of Acropolis Infrastucture Acquisition Corp.(1)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Public Warrant Agreement, dated July 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Public Warrant Agreement, dated July 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated July 8, 2021, among the Company, its officers and directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated July 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration Rights Agreement, dated July 8, 2021, among the Company, the Sponsor and certain other security holders named therein.(1)
10.4	Private Placement Warrants Purchase Agreement, dated July 8, 2021, between the Company and the Sponsor.(1)
10.5	Indemnification Agreement, dated July 8, 2021, between the Company and Geoffrey Strong.(1)
10.6	Indemnification Agreement, dated July 8, 2021, between the Company and James Crossen. (1)
10.7	Indemnification Agreement, dated July 8, 2021, between the Company and Dylan Foo.(1)
10.8	Indemnification Agreement, dated July 8, 2021, between the Company and Theresa M.H. Wise.(1)
10.9	Indemnification Agreement, dated July 8, 2021, between the Company and Curtis A. Morgan.(1)
10.10	Indemnification Agreement, dated July 8, 2021, between the Company and David Small.(1)
10.11	Administrative Services Agreement, dated July 8, 2021, between the Company and the Sponsor.(1)
10.12*	Promissory Note, dated July 27, 2021, by and between the Company as the maker and the Sponsor as the payee.
10.13*	Promissory Note, dated August 20, 2021, by and between the Company as the maker and the Sponsor as the payee.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 14, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-254409) and incorporated by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

Date: August 23, 2021	By:	/s/ Geoffrey Strong
	Name:	Geoffrey Strong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2021	By:	/s/ James Crossen
	Name:	James Crossen
	Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)