Form 10-Q
period 2021-09-30
Acropolis Infrastructure Acquisition Corp.
filed 2021-11-15
CIK 1847891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 12, 2021, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$888,806	$—
Prepaid expenses	1,456,948	—
Total current assets	2,345,754	—

Due from Sponsor	—	25,000
Deferred offering costs	—	57,900
Investments held in Trust Account	345,030,968	—
Total assets	$347,376,722	$82,900

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$291,961	$—
Accrued offering costs	67,640	57,900
Note payable	2,000,000	—
Total current liabilities	2,359,601	57,900

Deferred underwriting compensation	12,075,000	—
Total liabilities	14,434,601	57,900

Commitments and contingencies (Note 7):

Temporary equity:
Class A common stock subject to possible redemption; 34,500,000 and 0 shares (at approximately $10.00 per share) as of September 30, 2021 and December 31, 2020	345,000,000	—

Stockholders’ (deficit) equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class B common stock, $0.0001 par value, 199,000,000 shares authorized, 8,625,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020 (1)	863	863
Additional paid-in capital	—	24,602
Accumulated deficit	(12,058,742)	(465)
Total stockholders’ (deficit) equity	(12,057,879)	25,000
Total liabilities, temporary equity and stockholders’ (deficit) equity	$347,376,722	$82,900
(1)

In June 2021, the Sponsor forfeited 2,875,000 Founder Shares and, as a result, 8,625,000 shares of the Company’s Founder Shares were outstanding. The share amounts as of September 30, 2021 and December 31, 2020 have been retroactively restated to account for the forfeiture.

See accompanying notes to unaudited condensed interim financial statements

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			Period
			August 27,
			2020
	For the Three	For the Nine	(Inception)
	Months Ended	Months Ended	through
	September 30,	September 30,	September 30
	2021	2021	2020
REVENUE	$—	$—	$—

EXPENSES
Administration fee - related party	45,700	45,700	—
General and administrative	477,059	477,059	465
TOTAL EXPENSES	522,759	522,759	465

OTHER INCOME
Investment income from Trust Account	30,968	30,968	—
TOTAL OTHER INCOME	30,968	30,968	—

Net loss	$(491,791)	$(491,791)	$(465)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	28,597,826	9,637,363	—
Basic and diluted net loss per share of Class A common stock	$(0.01)	$(0.03)	$—

Weighted average number of shares of Class B common stock outstanding, basic and diluted	8,625,000	8,625,000	8,625,000
Basic and diluted net loss per share of Class B common stock	$(0.01)	$(0.03)	$(0.00)

See accompanying notes to unaudited condensed interim financial statements

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED September 30, 2021

	Class B		Additional
	Common Stock (1)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of June 30, 2021	8,625,000	$863	$24,602	$(465)	$25,000
Accretion for Class A common stock to redemption amount	—	—	(24,602)	(11,566,486)	(11,591,088)
Net loss	—	—	—	(491,791)	(491,791)
Balance as of September 30, 2021	8,625,000	$863	$—	$(12,058,742)	$(12,057,879)

FOR THE PERIOD AUGUST 27, 2020 (INCEPTION) THROUGH September 30, 2020

	Class B		Additional
	Common Stock(1)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of August 27, 2020	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	8,625,000	863	24,137	—	25,000
Capital contributions	—	—	465	—	465
Net loss	—	—	—	(465)	(465)
Balance as of September 30, 2020	8,625,000	$863	$24,602	$(465)	$25,000
(1)

In June 2021, the Sponsor forfeited 2,875,000 Founder Shares and, as a result, 8,625,000 shares of the Company’s Founder Shares were outstanding. The share amounts as of September 30, 2021 and December 31, 2020 have been retroactively restated to account for the forfeiture.

See accompanying notes to unaudited condensed interim financial statements

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE NINE MONTHS ENDED September 30, 2021

	Class B		Additional
	Common Stock (1)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	8,625,000	$863	$24,602	$(465)	$25,000
Sale of Private Placement Warrants to Sponsor	—	—	8,752,500	—	8,752,500
Accretion for Class A common stock to redemption amount	—	—	(8,777,102)	(11,566,486)	(20,343,588)
Net loss	—	—	—	(491,791)	(491,791)
Balance as of September 30, 2021	8,625,000	$863	$—	$(12,058,742)	$(12,057,879)
(1)	In June 2021, the Sponsor forfeited 2,875,000 Founder Shares and, as a result, 8,625,000 shares of the Company’s Founder Shares were outstanding. The share amounts as of September 30, 2021 and December 31, 2020 have been retroactively restated to account for the forfeiture.

See accompanying notes to unaudited condensed interim financial statements

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period August 27,
	For the Nine Months	2020 (Inception)
	Ended September 30,	through September 30
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(491,791)	$(465)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and organization costs paid by related parties	—	465
Investment income earned on investment held in Trust Account	(30,968)	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,456,948)	—
Accounts payable and accrued expenses	291,961	—
Net Cash Used In Operating Activities	(1,687,746)	—

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(345,000,000)	—
Net Cash Used In Investing Activities	(345,000,000)	—

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	338,100,000	—
Proceeds from sale of Private Placement Warrants	8,752,500	—
Proceeds from Sponsor note	2,000,000	—
Repayment of advances from Sponsor	(164,476)	—
Proceeds from Sponsor receivable	25,000	—
Payment of offering costs	(1,136,472)	—
Net Cash Provided By Financing Activities	347,576,552	—

Net change in cash	888,806	—
Cash at beginning of period	—	—
Cash at end of period	$888,806	$—

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to additional paid-in capital in connection with the Public Offering	$12,075,000	$—
Initial classification of shares of Class A common stock subject to possible redemption	$345,000,000	$—
Deferred offering costs paid by related party	$164,476	$—

See accompanying notes to unaudited condensed interim financial statements

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

At September 30, 2021, the Company had not commenced any operations. All activity for the period from August 27, 2020 through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the net proceeds derived from the Initial Public Offering.

Sponsor and Initial Public Offering

On July 13, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of the Company’s Class A common stock, $0.0001 par value per share, included in the Units, the “Public Shares”) generating gross proceeds of $300,000,000 which is described in Note 4. The Sponsor (as defined below) purchased an aggregate of 5,235,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant, or approximately $7,852,500 in the aggregate, in a private placement simultaneously with the closing of the Initial Public Offering (the “Private Placement”). The Private Placement Warrants are included in additional paid-in capital on the condensed balance sheet.

On August 3, 2021, the Company consummated the sale of 4,500,000 over-allotment Units pursuant to the underwriters’ exercise of their over-allotment option. Such over-allotment Units were sold at $10.00 per Unit, generating gross proceeds of $45,000,000. Substantially concurrently with the closing of the sale of the over-allotment Units, the Company consummated the private sale of an additional 600,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $900,000. Following the closing of the over-allotment option and sale of additional Private Placement Warrants (together, the “Over-Allotment Closing”), a total of $345,000,000, including approximately $12,075,000 of the underwriters’ deferred discount (the “Deferred Discount”), was placed in the trust account (the “Trust Account”). As a result of the underwriters’ election to fully exercise their over-allotment option, 1,125,000 Founder Shares (as defined in Note 6) are no longer subject to forfeiture.

The Company’s sponsor is Acropolis Infrastructure Acquisition Sponsor, L.P., a Cayman Islands exempted limited partnership (the “Sponsor”). The Company intends to finance its Initial Business Combination with proceeds from the Public Offering, the Private Placement and the Over-Allotment Closing, debt or a combination of the foregoing.

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At September 30, 2021, the proceeds of the Public Offering were held in U.S. government securities, as specified above.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to make Permitted Withdrawals, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to make Permitted Withdrawals. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under New York Stock Exchange (“NYSE”) rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination, subject to any greater or additional vote required by applicable law or any rule or regulation applicable to the Company or its securities. In the event that the redemption of the Company’s Public Shares would cause its net tangible assets to be less than $5,000,001, the Company would not proceed with the redemption of its Public Shares.

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

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to make Permitted Withdrawals (less up to $100,000 of such net interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 6) held by them if the Company fails to complete the Initial Business Combination within the Completion Window. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Liquidity and Capital Resources

As of September 30, 2021, we do not have sufficient liquidity to meet our future obligations. As of September 30, 2021, we had a working capital deficit of approximately $14,000, current liabilities of $2.4 million and had cash of approximately $889,000. For the nine months ended September 30, 2021, the Company had net loss of approximately $492,000.

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the completion of a potential business combination or one year from the date of issuance of these financial statements.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, to complete its Initial Business Combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete the Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an Initial Business Combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price, or requires the Company to have a minimum amount of cash at closing, the Company will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing.

The Company has to complete an Initial Business Combination within the Completion Window. If the Company is unable to complete an Initial Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the common stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding common stock, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands’ law to provide for claims of creditors and the requirements of other applicable law.

The underwriters have agreed to waive their rights to their deferred underwriting commissions held in the Trust Account in the event the Company does not complete an Initial Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the common stock.

NOTE 2 – REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, “Distinguishing Liabilities from Equity,” paragraph 10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480, “Distinguishing Liabilities from Equity.” The change in the carrying value of the redeemable Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.0 million in additional paid-in capital and an increase of approximately $11.6 million to accumulated deficit, as well as a reclassification of 1,497,345 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering balance sheet will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided. There is no impact to the reported amounts for total assets, total liabilities, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates an Initial Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

However, the Company has concluded that in light of the SEC’s recent interpretation, it will change its accounting and reflect the full amount of all redeemable Class A common stock in temporary equity.

The impact on previously issued financial statements is presented below.

	As previously
	reported	Adjustments	As revised
July 13, 2021 proforma balance sheet (Form 8-K)
Temporary equity	$328,433,910	$16,566,090	$345,000,000
Stockholders’ equity
Class A common stock	166	(166)	—
Class B common stock	863	—	863
Additional paid in capital	4,999,438	(4,999,438)	—
Accumulated deficit	(465)	(11,566,086)	(11,566,551)
Total stockholders’ deficit	$5,000,002	$(16,565,690)	$(11,565,688)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed. As such, the information included in these condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2020 included in the registration statement on Form S-1 (File No. 333-254409) filed with the SEC. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2021 and its results of operations and cash flows for the nine months ended September 30, 2021. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had cash of $888,806 and $0, respectively. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $1,368,588 consist principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriting discounts and commissions of $18,975,000, were charged to additional paid in capital upon completion of the Initial Public Offering and the Over-Allotment Closing.

At September 30, 2021 and December 31, 2020, the Company had deferred offering costs of $0 and $57,900, respectively, on the condensed balance sheets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Class A common stock issuance costs	$(20,343,588)

Plus:
Accretion of carrying value to redemption value	$20,343,588
Class A common stock subject to possible redemption	$345,000,000

Fair Value of Financial Instrument

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting   date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities, if applicable, are classified in the condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of September 30, 2021, the Company’s derivative financial instruments were classified as equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be de minimis for the three and nine months ended September 30, 2021. The Company’s deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,300,000 shares of Class A common stock in the aggregate. As of September 30,

2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per share of common stock:

					For the Period from
					August 27,
	Three Months Ended		Nine Months Ended		2020 (Inception) Through
	September 30, 2021		September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$(377,837)	$(113,954)	$(259,527)	$(232,264)	$—	$(465)
Denominator:
Basic and diluted weighted average shares outstanding	28,597,826	8,625,000	9,637,363	8,625,000	—	8,625,000

Basic and diluted net loss per share of common stock	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$—	$(0.00)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s interim condensed financial statements.

NOTE 4 – INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a price of $10.00 per unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5 – PRIVATE PLACEMENT WARRANTS

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

NOTE 6 –RELATED PARTY TRANSACTIONS

Founder Shares

The Company was formed in August 2020. In August 2020, Acropolis Infrastructure Acquisition Sponsor, L.P. subscribed for 1,990 shares of the Company’s Class B common stock for $19.90.Acropolis Infrastructure Acquisition Sponsor, L.P. distributed the shares to Apollo Principal Holdings III, L.P. in December 2020. Apollo Principal Holdings III, L.P. then distributed the shares to Acquisition Sponsor, L.P. on March 16, 2021. On February 22, 2021, the Company completed a stock reclassification of its Class B common stock and, as a result, 11,500,000 shares of the Company’s shares of Class B common stock were outstanding (the “Founder Shares”). On March 31, 2021, 50,000 Founder Shares were purchased from the Sponsor by each of the three independent director nominees at a purchase price of approximately $0.002 per share. The independent director nominees paid $300 in aggregate for 150,000 shares. In June 2021, the Sponsor forfeited 2,875,000 Founder Shares and, as a result, 8,625,000 shares of the Company’s Founder Shares were outstanding. The share amounts as of September 30, 2021 and December 31, 2020 have been retroactively restated to account for the forfeiture.

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

Related Party Loans

On February 24, 2021, the Sponsor agreed to loan the Company an aggregate of up to $750,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). This Note bore interest at a rate of 0.12% per annum and was payable on the earlier of December 31, 2021 or the closing date of the Initial Public Offering. As of September 30, 2021, the Company had not borrowed on the Note. The Note expired upon consummation of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of the funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consumptions of an Initial Business Combination or, at the lenders’ discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants.

On July 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “July Note”). The July Note bears interest at a rate of 0.12% per annum and is payable on the date of an Initial Business Combination or the liquidation of the Company. As of September 30, 2021, the outstanding balance under the July Note was $1,200,000.

On August 20, 2021, the Sponsor executed an unsecured promissory note (the “August Note”) to loan the Company an aggregate principal amount of $800,000. The August Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of September 30, 2021, the outstanding balance on the August Note was $800,000.

Advances from Related Party

An affiliate of the Sponsor paid certain formation and operating costs on behalf of the Company. During the period of August 27, 2020 (inception) through September 30, 2021, the related party paid $465 of formation and operating expenses on behalf of the Company which were recorded as contributed capital in the accompanying interim condensed financial statements. During the nine months ended September 30, 2021, the related party paid certain Initial Public Offering costs totaling $164,476 on behalf of the Company. These advances were repaid upon consummation of the Initial Public Offering. As of September 30, 2021, there was no balance due to the related party.

Administrative Support Agreement

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2021, the Company recorded an expense of $45,700 pursuant to this agreement which is included in “general and administrative” on the condensed statements of operations.

NOTE 7 –COMMITMENTS AND CONTINGENCIES

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

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to demand that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 30-day option from the date of the prospectus for the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters are entitled to a Deferred Discount of $0.35 per Unit. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement. On August 3, 2021, the Company consummated the sale of 4,500,000 over-allotment Units pursuant to the underwriters’ exercise of their over-allotment option generating aggregate proceeds of $45,000,000, as a result of which the underwriters are entitled to an aggregate Deferred Discount of $12,075,000. The deferred fee becomes payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The authorized shares of common stock of the Company include 800,000,000 shares of Class A common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s shares of common stock are entitled to one vote for each share of common stock. As of September 30, 2021, there were 34,500,000 shares of Class A common stock outstanding subject to possible conversion that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock

The authorized shares of common stock of the Company include 199,000,000 shares of Class B common stock with a par value of $0.0001 per share. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of completion of the Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of this offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination). As of September 30, 2021 and December 31, 2020, there were 8,625,000 Founder Shares issued and outstanding.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required recognition or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Company’s Registration Statement on Form S-1 (File No. 333-254409) filed with the Securities and Exchange Commission (the “SEC”) (the “Registration Statement”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on investments held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2021, we had a net loss of $491,791, which consists of operating costs of $522,759 and interest income on investments held in the Trust Account of $30,968.

Liquidity and Capital Resources

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

Since July 2021, we executed two promissory notes in the aggregate of $2,000,000 with our sponsor in order to satisfy working capital requirements. See “Related Party Loans” in Note 6 to our condensed financial statements.

For the nine months ended September 30, 2021, cash used in operating activities was $1,687,746. This was primarily attributable to changes in operating assets and liabilities of $1,164,987 and net loss of $491,791, offset by interest earned on investments held in the Trust Account of $30,968.

As of September 30, 2021, we had cash and U.S. treasury securities held in the Trust Account of $345,030,968. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to make Permitted Withdrawals. During the period ended September 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021, the Company had cash of $888,806 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we will repay such loaned amounts. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our common stock upon consummation of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the condensed financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience regarding past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our condensed financial statements, the areas that are particularly significant include use of estimates; Class A common stock subject to possible redemption; net income (loss) per share of common stock; and the fair value of assets and liabilities.

Our significant accounting policies are summarized in Note 3 to our condensed financial statements.

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to us and our industry is included in Note 3 to our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Unregistered Sales of Equity Securities and Use of Proceeds

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

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended September 30, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10- Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Acropolis Infrastructure Acquisition Corp.(1)
3.2	Amended & Restated Bylaws of Acropolis Infrastructure Acquisition Corp.(1)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Public Warrant Agreement, dated July 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Public Warrant Agreement, dated July 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated July 8, 2021, among the Company, its officers and directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated July 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration Rights Agreement, dated July 8, 2021, among the Company, the Sponsor and certain other security holders named therein.(1)
10.4	Private Placement Warrants Purchase Agreement, dated July 8, 2021, between the Company and the Sponsor.(1)
10.5	Indemnification Agreement, dated July 8, 2021, between the Company and Geoffrey Strong.(1)
10.6	Indemnification Agreement, dated July 8, 2021, between the Company and James Crossen. (1)
10.7	Indemnification Agreement, dated July 8, 2021, between the Company and Dylan Foo.(1)
10.8	Indemnification Agreement, dated July 8, 2021, between the Company and Theresa M.H. Wise.(1)
10.9	Indemnification Agreement, dated July 8, 2021, between the Company and Curtis A. Morgan.(1)
10.10	Indemnification Agreement, dated July 8, 2021, between the Company and David Small.(1)
10.11*	Indemnification Agreement, dated September 10, 2021, between the Company and Ian Deason.
10.12	Engagement Letter, dated August 23, 2021, between the Company and Ian Deason.(4)
10.13	Administrative Services Agreement, dated July 8, 2021, between the Company and the Sponsor.(1)
10.14	Promissory Note, dated July 27, 2021, by and between the Company as the maker and the Sponsor as the payee.(3)
10.15	Promissory Note, dated August 20, 2021, by and between the Company as the maker and the Sponsor as the payee.(3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 14, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-254409) and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 23, 2021 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 25, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

Date: November 12, 2021	By:	/s/ Geoffrey Strong
	Name:	Geoffrey Strong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ James Crossen
	Name:	James Crossen
	Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)