Form 10-K
period 2021-12-31
Acropolis Infrastructure Acquisition Corp.
filed 2022-03-28
CIK 1847891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001 40584

Acropolis Infrastructure Acquisition Corp.
(Exact name of Registrant as specified in its Charter)

Delaware	86-2120451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 43rd Floor New York, NY 10019
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (212) 515-3200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one warrant	ACRO.U	New York Stock Exchange
Shares of Class A common stock	ACRO	New York Stock Exchange
Warrants	ACRO WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

The Registrant’s Units began trading on the New York Stock Exchange on July 9, 2021 and the Registrant’s shares of Class A common stock began separate trading on the New York Stock Exchange on August 30, 2021. The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2021, was $335,340,000.

As of March 28, 2022, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report (the “annual report”) includes, and oral statements made from time to time by representatives of the company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this annual report to “we,” “us,” “company” or “our company” are to Acropolis Infrastructure Acquisition Corp., a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” is to Acropolis Infrastructure Acquisition Sponsor, L.P., a Cayman Islands exempted limited partnership . References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering.

Item 1. Business.

Introduction

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We intend to focus our search for a business combination target in infrastructure, infrastructure services and related sectors in North America. We have reviewed a number of opportunities to enter into a business combination. We have neither engaged in any operations, other than in connection with our search for a business combination, nor generated any revenue to date. Based on our business activities, the company is a “shell company” as defined under the Exchange Act because we have no operations, other than in connection with our search for an initial business combination, and nominal assets consisting almost entirely of cash.

Our executive offices are located at 9 West 57th Street, 43rd Floor, New York, NY 10019, and our telephone number is (212) 515-3200. Our corporate website address is www.acropolisinfrastructure.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

The company was formed in August 2020. In August 2020, our sponsor subscribed for 1,990 shares of the company’s Class B common stock, par value $0.0001 per share for $19.90. As of March 28, 2022, our sponsor owned 8,475,000 of the 8,625,000 shares of Class B common stock outstanding (the “founder shares”).

On July 13, 2021, we consummated the initial public offering (the “Initial Public Offering”) of 30,000,000 units (the “Units”), and in connection therewith granted the underwriters an over-allotment option to purchase an additional 4,500,000 Units (the “Over-Allotment Units”). The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. Each Unit consists of one share of the company’s Class A common stock, par value $0.0001 per share, and one-third of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Concurrently with the completion of the Initial Public Offering, we consummated the private placement of an aggregate of 5,235,000 warrants, each exercisable to purchase one share of the company’s Class A common stock for $11.50 per share (“Private Placement Warrants”), to our sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,852,500. Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $300,000,000 was placed in a trust account (the “trust account”). Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

On August 3, 2021, the company consummated the sale of 4,500,000 Over-Allotment Units pursuant to the underwriters’ full exercise of their over-allotment option. Such Over-Allotment Units were sold at $10.00 per Unit, generating gross proceeds of $45,000,000. Substantially concurrently with the closing of the sale of 4,500,000 Over-Allotment Units, the company consummated the private sale of an additional 600,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to our sponsor, generating gross proceeds of $900,000. Following the closing of the over-allotment option and sale of additional Private Placement Warrants (together, the “Over-Allotment Closing”), a total of $345,000,000, including approximately $12,075,000 of underwriters’ deferred discount, was held in the trust account.

On August 27, 2021, we announced that, commencing August 30, 2021, holders of the Units may elect to separately trade the shares of Class A common stock and the warrants included in the Units. Those Units not separated continue to trade on the New York Stock Exchange (the “NYSE”) under the symbol “ACRO.U” and the shares of Class A common stock and warrants that are separated trade under the symbols “ACRO” and “ACRO WS,” respectively.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, further accelerate the growth of a company in the public markets. Our team has a history of executing complex transactions under varying economic and financial market conditions. Although we may pursue an acquisition in any industry or geography, we intend to capitalize on the expertise of our management team to pursue a target in infrastructure, infrastructure services or a related sector, where we believe a combination of our relationships, knowledge and experience can effect a particularly positive transformation or augmentation of an existing business.

In particular, we seek to take advantage of the tailwinds behind massive investment and innovation in modern infrastructure solutions and technologies. Necessitated by growth and continued development of the broader economy, private infrastructure fund managers have raised and deployed capital at an incredible rate in recent years (infrastructure fundraising increased from $45 billion in 2007 to $98 billion in 2019, globally), which in turn, we believe, has remarkably increased the universe of private infrastructure companies which may be suitable targets for our initial business combination to become public companies. We expect this trend to continue — especially in North America and the United States, where President Joe Biden has proposed a federal spending plan to invest more than $2 trillion in climate infrastructure during his first term.

A suitable modern infrastructure target should have a proven, long-term value proposition and significant growth potential, while maintaining the defensive, downside-protected characteristics of traditional infrastructure, such as high barriers to entry and essentiality to society. We intend to focus on opportunities for targets which would make attractive public companies in the areas of telecommunications, transportation and mobility, waste or water management, renewable or traditional power generation, transmission or distribution, social services, education, healthcare, chemicals, industrials, and related infrastructure services and adjacencies. Our acquisition strategy will leverage the proprietary deal-sourcing capability of Apollo Global Management, Inc. (together with its consolidated subsidiaries, “Apollo”) as well as public transaction sources. Our goal is to build a focused business with multiple competitive advantages that have the potential to improve the target business’s overall value proposition as a public company. To source and pursue the best opportunity, we plan to utilize the network and industry experience and expertise of our management team and the broader Apollo platform. Over the course of their careers, our officers and directors have developed a broad network of contacts and relationships that we believe will serve as a useful source of acquisition opportunities. In addition to industry and lending relationships, we plan to leverage relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys, consultants and accountants, each of which provides unique channels of access to potential deal flow.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will leverage these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines. We intend to acquire target businesses that we believe:

●	are leading companies that have exhibited positive top-line growth and/or are experiencing secular tailwinds;
●	have defensible and established business models, with sustainable competitive advantages and multiple avenues for growth;
●	can potentially benefit from having a public currency to accelerate growth trajectory;
●	can benefit from our management team and Apollo’s operating expertise, industry network and financing experience;
●	are not reliant on financial leverage to generate returns;

●	are at the point in their lifecycle at which going public is a natural next step; and
●	will offer an attractive risk-adjusted return for our stockholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in the prospectus relating to our Initial Public Offering, would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Initial Business Combination

The NYSE rules require that we must consummate our initial business combination with one or more operating businesses or assets with an aggregate fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting commissions held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business or there is a significant amount of uncertainty as to the value of the company’s assets or prospects.

We may pursue an acquisition opportunity jointly with our sponsor, Apollo, or one or more of its affiliates, one or more Apollo Funds and/or investors in the Apollo Funds, which we refer to as an “Affiliated Joint Acquisition.” References to “Apollo Funds” are to the funds (including parallel funds and alternative investment vehicles), partnerships, accounts (including strategic investment accounts), alternative asset companies and other entities for which Apollo provides investment management or advisory services. Any Apollo entity or any other entity to which an officer or director has a fiduciary or contractual obligation may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B common stock, issuances or deemed issuances of Class A common stock or equity-linked securities would result in an adjustment to the ratio at which shares of Class B common stock will convert into shares of Class A common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding Class B common stock agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Neither our sponsor nor Apollo, nor any of their respective affiliates, have an obligation to make any such investment, and may compete with us for potential business combinations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for seeking stockholder approval or for purposes of a tender offer, as applicable.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors, to approve our initial business combination (or such other vote as the applicable law or stock exchange rules then in effect may require).

Status as a Public Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Financial Position

With funds available for a business combination initially in the amount of up to $332.925 million after payment of $12.075 million of deferred underwriting commissions, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our Initial Public Offering. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the private placement warrants, our capital stock, debt or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Accordingly, there is no current basis for our investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares in connection with our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Selection of a Target Business and Structuring of our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the NYSE’s 80% of net assets test. There is no current basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a disciplined due diligence review of issues that we deem important to validating a company’s business quality and assessing growth and value creation opportunities, allowing our management team to price returns relative to potential risks appropriately. This review may encompass, among other things, research related to the company’s industry, markets, products, services and competitors, meetings with incumbent management and employees, on-site visits and a review of financial and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company may pay underwriting discounts and commissions, placement agent fees, initial purchaser fees or discounts, finder’s fees, arrangement fees, commitment fees and transaction, structuring, consulting, advisory and management fees and similar fees or other compensation to Apollo, our sponsor, our directors, members of our management team, or any of their respective affiliates, for services rendered to us in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) common stock that will either (a) be equal to or in excess of 20% of the number of shares of Class A common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;
●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;
•	the risk that the stockholders would fail to approve the proposed business combination;
•	other time and budget constraints of the company; and
•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our initial stockholders, sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial stockholders, sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the class of shares of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock in connection with our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us as permitted withdrawals, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares held by them and any public shares held by them in connection with our initial business combination (the “letter agreement”).

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target business in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we hold a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination, subject to any greater or additional vote required by applicable law or any rule or regulation applicable to us or our securities. A quorum for such meeting will consist of the holders present in person or by proxy of shares of our outstanding capital stock representing a majority of the voting power of all shares of our outstanding capital stock entitled to vote at such meeting. Our initial stockholders, officers and directors will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination. For purposes of seeking approval of the majority of shares of our outstanding common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 12,937,501, or 37.5%, of the 34,500,000 public shares sold in the Initial Public Offering and the Over Allotment Closing to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with a business combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our shares of Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials (as applicable) mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation or tender offer materials (as applicable) that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target during the remainder of the completion window (as defined below).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only until July 13, 2023, or October 13, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination by July 13, 2023 but have not completed our initial business combination within such 24-month period (the “completion window”) to complete our initial business combination. If we are unable to complete our initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to make permitted withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into the letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window. However, if our sponsor, officers or directors acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to make permitted withdrawals, divided by the number of then outstanding public shares, subject to the limitations described above under “Limitations on Redemptions.” For example, our board of directors may propose such an amendment if it determines that additional time is necessary to complete our initial business combination. Pursuant to our amended and restated certificate of incorporation, such an amendment would need to be approved by the affirmative vote of the holders of at least 65% of all then outstanding shares of our common stock. In such event, we will conduct a proxy solicitation and distribute proxy materials pursuant to Regulation 14A of the Exchange Act seeking stockholder approval of such proposal, and in connection therewith, provide our public stockholders with the redemption rights described above upon stockholder approval of such amendment. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. Pursuant to our amended and restated certificate of incorporation, such an amendment would need to be approved by the affirmative vote of the holders of at least 65% of all then outstanding common stock.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining as part of the estimated $600,000 of cash held outside of the trust account, although we cannot assure you that there will be sufficient funds for such purpose.

However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not used to make permitted withdrawals, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors (other than our independent registered public accounting firm), service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $600,000 from the proceeds of the Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,252,500, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,252,500, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within the completion window may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within the completion window is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month, or 27th month, if applicable, from the closing of the Initial Public Offering and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses for a business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay our taxes and will not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window, (iii) if they redeem their respective shares for cash in connection with our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our Initial Public Offering that will apply to us until the completion of our initial business combination. These provisions (other than amendments relating to the appointment of directors, which require the approval of a majority of at least 90% of our common stock voting in a stockholder meeting) cannot be amended without the approval of the holders of 65% of our common stock.

Our initial stockholders, who collectively beneficially own 20% of our common stock upon the closing of our Initial Public Offering, may participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	if we are unable to complete our initial business combination within the completion window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to make permitted withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;
●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination;

●	although we do not intend to enter into a business combination with a target business that is affiliated with our sponsor, our directors or our officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that such a business combination is fair to our company from a financial point of view;
●	if a stockholder vote on our initial business combination is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act;
●	our initial business combination must occur with one or more operating businesses or assets with an aggregate fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting commissions held in trust) at the time of our signing a definitive agreement in connection with our initial business combination;
●	if our stockholders approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, we will provide our public stockholders with the opportunity to redeem all or a portion of their common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including permitted withdrawals, divided by the number of then outstanding public shares;
●	we will not effectuate our initial business combination with another blank check company or a similar company with nominal operations; and
●	our sponsor and its affiliates will not have a duty to communicate or offer any business opportunity to us.

In addition, our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

Certain members of our management team and directors, including those affiliated with Apollo, have fiduciary duties or are subject to contractual obligations or policies and procedures that require them to present business opportunities that may be appropriate for one or more entities, including Apollo Funds, to the respective investment committees or other decision making bodies of such entities or funds prior to presenting such opportunities to us regardless of the capacity in which they are made aware of such opportunities. To address the matter set out above, our amended and restated certificate of incorporation provides that to the maximum extent permitted by law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for both us and another entity, including any Apollo entity, about which any member of our management team or director acquires knowledge and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated certificate of incorporation contains provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity to the company.

Certain Potential Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Certain members of our management team and directors who are affiliated with Apollo have fiduciary duties or are subject to contractual obligations or policies and procedures that require them to present business opportunities that may be appropriate for one or more Apollo Funds to the respective investment committees of such funds prior to presenting such opportunities to us regardless of the capacity in which they are made aware of such opportunities. Certain members of our management team and directors have fiduciary duties to Apollo Strategic Growth Capital II (“APSG II”), Apollo Strategic Growth Capital III (“APSG III”), and Spartan Acquisition Corp. IV (“Spartan IV”), Apollo Natural Resources Partners II, L.P. and its alternative investment vehicles (“ANRP II”), Apollo Natural Resources Partners III, L.P. and its parallel vehicles and alternative investment vehicles (“ANRP III”), Apollo Infrastructure Opportunities Fund I (“AIOF I”) and Apollo Infrastructure Opportunities Fund II, L.P. and its parallel vehicles and alternative investment vehicles (“AIOF II”). Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity, including APSG II, ANRP II, ANRP III, AIOF I, AIOF II and/or any other Apollo entity, to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity, including APSG II, APSG III, Spartan IV, ANRP II, ANRP III, AIOF I, AIOF II and/or any other Apollo entity. Our Chief Executive Officer currently serves in that role for Spartan IV, and also has fiduciary and contractual duties to ANRP III, AIOF I and AIOF II. Our Chief Financial Officer currently serves in that role for Apollo Strategic Growth Capital (“APSG I”), APSG II and APSG III. Our Chairman has fiduciary and contractual duties to AIOF I and AIOF II. Our amended and restated certificate of incorporation provides that to the maximum extent permitted by applicable law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for both us and another entity, including APSG II, APSG III, Spartan IV, ANRP II, ANRP III, AIOF I, AIOF II and/or any other Apollo entity, about which any member of our management team or director acquires knowledge and we will waive any claim or cause of action we may have in respect thereof. Our amended and restated certificate of incorporation also provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any Apollo entity or any other entity to which an officer or director has a fiduciary or contractual obligation may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such entity a class of equity or equity-linked securities. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

Apollo manages a significant number of Apollo Funds. Apollo and its affiliates, as well as Apollo Funds, may compete with us for acquisition opportunities. In particular, certain of the Apollo Funds are focused on investments in infrastructure, infrastructure services and related sectors (including AIOF I and AIOF II) and certain of our officers and directors have fiduciary and contractual obligations to such Apollo Funds to present to them business opportunities that may be appropriate for them. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for the Apollo Funds. If these entities or companies decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Apollo may be suitable for both us and for Apollo affiliates and/or current or future Apollo Funds and may be directed to such affiliates and/or Apollo Funds rather than to us. Neither Apollo nor members of our board of directors and management team who are also employed by Apollo have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. Apollo and/or our management, in their capacities as partners, officers or employees of Apollo will be, or in their other endeavors may be, required to present potential business combinations to other entities, before they present such opportunities to us.

In addition, Apollo and its affiliates and/or Apollo Funds, and our officers and directors may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies In particular, affiliates of Apollo formed, and such affiliates and Mr. Crossen are actively engaged in, APSG I, a special purpose acquisition company that completed its initial public offering in

October 2020 and entered into a definitive business combination agreement in December 2021, APSG II, a special purpose acquisition company that completed its initial public offering in February 2021, and/or APSG III, a special purpose acquisition company that originally filed a registration statement on Form S-1 in March 2021. APSG II may pursue initial business combination targets in any businesses or industries and has until February 2023 to do so (which date may be extended under certain circumstances). In addition, an affiliate of Apollo formed, and such affiliate, Mr. Strong and Mr. Crossen were previously engaged in, Spartan Energy Acquisition Corp. (“Spartan I”), a special purpose acquisition company that completed its initial public offering in August 2018 and completed its initial business combination in October 2020. An affiliate of Apollo also formed, and such affiliate, Mr. Strong and Mr. Crossen were previously engaged in, Spartan Acquisition Corp. II (“Spartan II”), a special purpose acquisition company that completed its initial public offering in November 2020 and completed its initial business combination in July 2021. An affiliate of Apollo also formed, and such affiliate, Mr. Strong and Mr. Crossen were previously engaged in, Spartan Acquisition Corp. III (“Spartan III”), a special purpose acquisition company that completed its initial public offering in February 2021, and completed its initial business combination in March 2022. An affiliate of Apollo formed, and such affiliate and Mr. Strong are actively engaged in, Spartan IV, a special purpose acquisition company that originally filed a registration statement on Form S-1 in March 2021. To the extent that the potential target pipeline remains robust, it is more likely Apollo or its affiliates, as well as Apollo Funds, will sponsor additional blank check companies in the future. Any such companies, including APSG II, APSG III and Spartan IV, may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates and the board and management teams.

Notwithstanding the foregoing, we may pursue an Affiliated Joint Acquisition opportunity with investors in the Apollo Funds, any Apollo entity or any other entity to which an officer or director has a fiduciary or contractual obligation may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such entity a class of equity or equity-linked securities. Each of our officers and directors presently has, and any of them in the future may have additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any founder shares held by them until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (i) the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the shares of Class A common stock underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following our Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•

Our sponsor or any of its affiliates may make additional investments in the company in connection with our initial business combination, although our sponsor and their affiliates have no obligation to do so. Apollo and its affiliates and certain of the Apollo Funds engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition, financing or disposition of any target business that we may make. If our sponsor or any of its affiliates elect to make additional investments or provide financing, such proposed transactions could influence our sponsor’s motivation to complete our initial business combination.

•

Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

Sponsor Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or by a prospective target business with which we have entered into a letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn in permitted withdrawals. This liability will not apply with respect to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Facilities

Our executive offices are located at 9 West 57th Street, 43rd Floor, New York, NY 10019, and our telephone number is (212) 515-3200. The cost for our use of this space is included in the $16,667 per month, for up to 27 months. We pay our sponsor for office space, utilities, secretarial support services and administrative services.

Human Capital Management

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials (as applicable) sent to stockholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. We have filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	being a newly incorporated company with no operating history and no revenues;
•	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;
•	our public stockholders’ ability to exercise redemption rights;
•	the requirement that we complete our initial business combination within the completion window;

•	the possibility that NYSE may delist our securities from trading on its exchange;
•	being declared an investment company under the Investment Company Act;
•	complying with changing laws and regulations;
•	the performance of the prospective target business or businesses;
•	our ability to select an appropriate target business or businesses;
•	the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities;
•	the issuance of additional shares of Class A common stock in connection with a business combination that may dilute the interest of our stockholders;
•	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;
•	our success in retaining or recruiting, or changes required in, our officers or directors following our initial business combination;
•	our ability to obtain additional financing to complete our initial business combination;
•	our ability to amend the terms of public warrants in a manner that may be adverse to the holders of public warrants;
•	our ability to redeem unexpired public warrants prior to their exercise;
•	our public securities’ potential liquidity and trading; and
•

provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers.

Risks Relating to the Consummation of, or Inability to Consummate, an Initial Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, and even if we hold a stockholder vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support that combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares may participate in the vote on such stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we complete.

If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 12,937,501, or 37.5%, of the 34,500,000 public shares sold in the Initial Public Offering and the Over Allotment Closing to be voted in favor of a transaction (assuming all issued and outstanding shares are voted and the option to purchase additional units is not exercised) in order to have such initial business combination approved. We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. In no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to complete an initial business combination, the per share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock result in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of completion of our initial business combination. In addition, the amount of deferred underwriting commissions payable to the underwriters is not required to be adjusted for any shares that are redeemed in connection with our initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination will be unsuccessful and that you will have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination will be unsuccessful is increased. If our initial business combination is unsuccessful, you will not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate, or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to make permitted withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.”

If we seek stockholder approval of our initial business combination, our initial stockholders, sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrant holders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our initial stockholders, sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the public warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See “Item 1. Business—Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or public warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the redemption of any public shares properly submitted in connection with our initial business combination (including the release of funds to pay any amounts due to any public stockholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window, or (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of public warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or public warrants, potentially at a loss.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of shares of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of shares of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a stockholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the duration of the completion window, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the duration of the completion window, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account, including permitted withdrawals and loans or additional investments from our sponsor, will be sufficient to allow us to operate for at least the duration of the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to make permitted withdrawals and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, only approximately $430,291 is available to us outside the trust account to fund our working capital requirements. The amount held in the trust account will not be impacted as a result of such increase or decrease. If our other sources of working capital are insufficient, we will depend on loans from our sponsor or management team or a third party to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, it could limit the amount available to fund our search for a target business and we may be unable to complete our initial business combination. We could also be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an

“investment company” within the meaning of the Investment Company Act. Our common stock is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window; or (iii) the redemption of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination, or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which has been filed as an exhibit to our registration statement on Form S-1 (File No. 333-254409) (the “registration statement”), our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak.

On March 11, 2020, the World Health Organization officially declared the outbreak of COVID-19 a “pandemic.” A significant outbreak of COVID-19 has resulted in a widespread health crisis that adversely affected the economies and financial markets worldwide, and could potentially adversely affect the business of any potential target business with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we intend to focus our search for a target business in infrastructure, infrastructure services and related sectors in North America, we may complete a business combination with an operating company in any industry, sector or location. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination with us, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any security holders who choose to remain security holders following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value of their securities.

Because we intend to seek a business combination with a target business or businesses in infrastructure, infrastructure services and related sectors in North America, we expect our future operations to be subject to risks associated with this industry.

We intend to focus our search for a business combination target in infrastructure, infrastructure services and related sectors in North America. Accordingly, we may pursue a target business in any sector within the infrastructure space. Because we have not yet selected any specific target business or sector, we cannot provide specific risks of any business combination. However, risks inherent in investments in infrastructure, infrastructure services and related sectors include, but are not limited to, the following:

•

Significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable laws and regulations, including the ability to procure necessary governmental licenses, concessions, leases or contracts and rules and regulations relating to environmental protection climate change, including potential penalties resulting from the violation of such environmental regulations;

•	Worldwide and regional economic and financial conditions impacting global and regional supply and demand;
•	Price and availability of fuel alternatives;

•	Competitive pressures in the utility industry, primarily in wholesale markets, as a result of consumer demand, technological advances, greater availability of natural gas and other factors;
•	The speculative nature of and high degree of risk involved in investments in the energy value chain;
•	Availability of key inputs, such as strategic consumables, raw materials and necessary equipment;
•	Fluctuations in real estate availability and value;
•	The inherent risks associated with real estate ownership, including the potential for litigation, depreciation, title disputes and real estate regulations;
•	Available transportation, storage and other transportation capacity;
•	Changes in global supply and demand and prices for commodities;
•	Impact of energy conservation efforts;
•	Technological advances affecting energy production and consumption;
•	Overall domestic and global economic conditions;
•	Availability of, and potential disputes with, contractors and subcontractors;
•	Risks of eminent domain and governmental takings;
•	Inflation risk;
•	Loss of customers;
•	Construction and other capital expenditures;
•	Natural disasters, terrorist acts and similar dislocations; and
•	Value of U.S. dollar relative to the currencies of other countries.

We may seek acquisition opportunities in industries or sectors outside of the infrastructure space (which industries may or may not be outside of our management’s areas of expertise).

Although we intend to focus our search for a business combination target in infrastructure, infrastructure services and related sectors, we may consider a business combination outside of the infrastructure space if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in the infrastructure space after having expended a reasonable amount of time and effort in an attempt to do so. In the event we elect to pursue an acquisition outside of the infrastructure space, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in our registration statement regarding the infrastructure space would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any security holders who choose to remain security holders following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination.

This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may issue additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the shares of Class B common stock at a ratio greater than one-to-one at the time of completion of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 800,000,000 shares of Class A common stock, par value $0.0001 per share, 199,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 undesignated shares of preferred stock, par value $0.0001 per share. Immediately after the Initial Public Offering, there were 765,500,0000 and 190,375,000 authorized but unissued shares of Class A common stock and shares of Class B common stock, respectively, available for issuance, which amount does not take into account shares of Class A common stock reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of shares of Class B common stock. Our shares of Class B common stock are automatically convertible into shares of Class A common stock at the time of completion of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue shares of Class A common stock or equity-linked securities related to our initial business combinations. Immediately after the consummation of the Initial Public Offering, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the shares of Class B common stock at a ratio greater than one-to-one at the time of completion of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;
•

could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or public warrants.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm. However, our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Our current officers may not remain in their positions following our business combination. We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from the Initial Public Offering and the sale of the private placement warrants, up to $ 345,600,000 is available to complete our business combination and pay related fees and expenses (which includes $12.075 million for payment of deferred underwriting commissions). Of the up to $ 345,600,000, $600,000 is held outside the trust account for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results, and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors to approve our initial business combination, which may have the effect of delaying or preventing a business combination that our public stockholders would consider favorable.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, including a majority of our independent directors and each of the non-independent directors nominated by our sponsor, to approve our initial business combination. Accordingly, it is unlikely that we will be able to enter into an initial business combination unless our sponsor’s board members find the target and the business combination attractive. This may make it more difficult for us to approve and enter into an initial business combination than other blank check companies and could result in us not pursuing an acquisition target or other board or corporate action that our public stockholders would find favorable.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation, bylaws or other governing instruments in a manner that will make it easier for us to complete our initial business combination but that some of our stockholders or warrant holders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charter and bylaws and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation, bylaws or governing instruments in order to effectuate our initial business combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its charter provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors prior to our initial business combination, which require the approval of a majority of at least 90% of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders, as described herein) and indemnification provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. Our initial stockholders, who collectively beneficially own 20% of our common stock upon the closing of the Initial Public Offering, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to make permitted withdrawals, divided by the number of then outstanding public shares, subject to the limitations described under “Item 1. Business — Limitations on Redemptions.” These agreements are contained in a letter agreement, the form of which has been filed as an exhibit to our registration statement, that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination.

The securities in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders. In addition, we are allowed to remove permitted withdrawals to pay our taxes; this means that even with a positive interest rate, most or all of the interest income may be withdrawn by us and not be available to fund our business combination or to be returned to investors upon a redemption.

Risks Relating to Conflicts and Our Management Team

Certain members of our management and board are required to present opportunities to Apollo prior to us, and we may not receive any opportunity to acquire a target business that would be attractive to us.

Certain members of our management team and directors, including those who are affiliated with APSG I, APSG II, APSG III, Spartan IV, ANRP II, ANRP III, AIOF I, AIOF II and/or Apollo, have fiduciary duties or are subject to contractual obligations or policies and procedures that require them to present business opportunities that may be appropriate for one or more entities, including APSG II, APSG III, Spartan IV, ANRP II, ANRP III, AIOF I, AIOF II and/or other Apollo Funds, to the respective investment committees of such entities or funds prior to presenting such opportunities to us regardless of the capacity in which they are made aware of such opportunities. As a result, we may not receive any opportunity to acquire a target business that would be attractive to us. Our amended and restated certificate of incorporation provides that to the maximum extent permitted by applicable law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for both us and another entity, including APSG II, APSG III, Spartan IV, ANRP II, ANRP III, AIOF I, AIOF II and/or any other Apollo entity, about which any member of our management team or director acquires knowledge and we will waive any claim or cause of action we may have in respect thereof. We cannot guarantee that any opportunity that would be suitable for us will not be pursued by another entity, including APSG II, APSG III, Spartan IV, ANRP II, ANRP III, AIOF I, AIOF II, another Apollo Fund or Apollo, or that any opportunity that is passed upon by such other entity will be referred to us in a timely manner or at all.

Apollo may choose not to refer certain opportunities to us due to reputational interests, financial interests, confidentiality concerns, legal, regulatory, tax and any other interests or considerations relevant to Apollo, its clients and their respective portfolio companies.

Apollo, together with its clients, engages in a broad range of business activities and invests in a broad range of businesses and assets. Apollo takes into account interests of its affiliates, clients and each of their respective portfolio companies (including reputational interests, financial interests, confidentiality concerns, legal, regulatory, tax and any other interests or considerations that arise from time to time) when determining whether to pursue (or how to structure) a potential transaction or investment opportunity. As a result, it is possible that Apollo may choose not to refer a business opportunity to us or that members of our management or directors who are affiliated with Apollo may choose not to pursue an opportunity notwithstanding that such opportunity would be attractive to us due to the reputational, financial, confidentiality, legal, regulatory, tax and/or other interests or considerations of Apollo and its affiliates.

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers or their removal could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. These conflicts of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors are also employed by Apollo, which is an investment manager to various private investment funds, partnerships and accounts which may make investments in companies that we may target for our initial business combination. Our Chief Executive Officer also serves in that role for Spartan IV, and also has fiduciary and contractual duties to ANRP II, ANRP III, AIOF I and AIOF II. Our Chief Financial Officer also serves in that role for APSG I, APSG II and APSG III. Our Chairman has fiduciary and contractual duties to AIOF I and AIOF II. Mr. Strong and Mr. Foo are each “key persons” to certain Apollo Funds, owe fiduciary duties to such funds, and are obligated to dedicate a certain amount of time to such funds. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented. In addition, we may be precluded from opportunities because they are being pursued by Apollo or Apollo Funds and they may outperform any business we acquire.

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In particular, affiliates of Apollo formed, and such affiliates and Mr. Crossen are actively engaged in, APSG I, a special purpose acquisition company that completed its initial public offering in October 2020 and entered into a definitive business combination agreement in December 2021, APSG II, a special purpose acquisition company that completed its initial public offering in February 2021, and/or APSG III, a special purpose acquisition company that originally filed a registration statement on Form S-1 in March 2021. APSG II may pursue initial business combination targets in any businesses or industries and has until February 2023 to do so (which date may be extended under certain circumstances). In addition, an affiliate of Apollo formed, and such affiliate, Mr. Strong and Mr. Crossen were previously engaged in, Spartan I, a special purpose acquisition company that completed its initial public offering in August 2018 and completed its initial business combination in October 2020. An affiliate of Apollo also formed, and such affiliate, Mr. Strong and Mr. Crossen were previously engaged in, Spartan II, a special purpose acquisition company that completed its initial public offering in November 2020 and completed its initial business combination in July 2021. An affiliate of Apollo also formed, and such affiliate, Mr. Strong and Mr. Crossen were previously engaged in, Spartan III, a special purpose acquisition company that completed its initial public offering in February 2021 and completed its initial business combination in March 2022. An affiliate of Apollo formed, and such affiliate and Mr. Strong are actively engaged in, Spartan IV, a special purpose acquisition company that originally filed a registration statement on Form S-1 in March 2021. Each of our officers and directors owes fiduciary duties to these entities in which they serve as an officer or director. Any such companies, including APSG II, APSG III and Spartan IV, may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates and the board and management teams.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they will have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. To the extent a potential business opportunity may be appropriate for one or more Apollo Funds, such business opportunity will be presented to such other entities prior to presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In addition, Apollo manages a significant number of Apollo Funds which may compete with us for acquisition opportunities and if pursued by them we may be precluded from such opportunities. In particular, certain of the Apollo Funds are focused on investments in infrastructure, infrastructure services and related sectors. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for the Apollo Funds. Investment ideas generated within Apollo and investment opportunities of which Apollo becomes aware may be suitable for both us and for Apollo and/or current or future Apollo Funds.

Such investment ideas and opportunities will be presented by Apollo to such Apollo Funds prior to presentation to us; as a result we may be precluded from such opportunities. Such opportunities may outperform any businesses we acquire. Neither Apollo nor members of our board of directors and management team who are also employed by Apollo have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as a director or an officer of our company.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Apollo, one or more Apollo Funds and/or one or more investors in the Apollo Funds. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In addition, Apollo and its affiliates and certain of the Apollo Funds engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition, financing or disposition of any target business that we may make. If Apollo or any of its affiliates or the Apollo Funds provides or participates in any such debt financing arrangement it may present a conflict of interest and will have to be approved under our related person transaction policy or by our independent directors.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs and expenses incurred by our directors and officers and settlement amounts and damage awards against our officers and directors pursuant to these indemnification provisions.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 1. Business — Certain Potential Conflicts of Interest Relating to Our Officers and Directors.” They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may pursue an Affiliated Joint Acquisition opportunity with one or more affiliates of Apollo, one or more Apollo Funds and/or one or more investors in the Apollo Funds. Any Apollo entity or any other entity to which an officer or director has a fiduciary or contractual obligation may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of March 28, 2022, our initial stockholders, including our sponsor, own an aggregate of 8,625,000 founder shares. The number of founder shares issued was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 34,500,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares of common stock after the Initial Public Offering. In March 2021, each of our three independent director nominees purchased 50,000 founder shares from our sponsor. The founder shares will be worthless if we do not complete our initial business combination. In addition, our sponsor purchased an aggregate of 5,835,000 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $8.75 million, or $1.50 per warrant, that will also be worthless if we do not complete a business combination. The founder shares are identical to the shares of Class A common stock included in the units being sold in the Initial Public Offering, except that they are shares of Class B common stock that automatically convert into our shares of Class A common stock at the time of completion of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein, and subject to certain other exceptions described herein. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the end of the completion window nears.

Risks Relating to Our Securities

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and public warrants are listed on the NYSE. We cannot assure you that our securities will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 round lot holders). Additionally, in connection with our initial business combination, we are required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, our aggregate market value would be required to be at least $100,000,000, and the market value of our publicly held shares would be required to be at least $80,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;

•

a determination that our Class A common stock is “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and our Class A common stock and public warrants are listed on the NYSE, our units, Class A common stock and public warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our investors are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering, the sale of the private placement warrants and the net proceeds of the Over-Allotment Closing are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the sale of the private placement warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us upon the completion of our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by stockholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our stockholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus, we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. In addition, prior to our initial business combination, (a) as holders of our Class A common stock, our public stockholders will not have the right to vote on the appointment of our directors and (b) only holders of a majority of the outstanding shares of our Class B common stock may remove a member of our board of directors for any reason.

We did not register shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We did not register shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreements, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreements. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we are required to permit holders to exercise their warrants on a cashless basis. However, no warrant is exercisable for cash or on a cashless basis, and we are not obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their public warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we are not required to file or maintain in effect a registration statement, but we are required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event are we required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws, and there is no applicable exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to a registration rights agreement entered concurrently with the issuance and sale of the securities in the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the Class A common stock into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. Assuming the founder shares convert on a one for one basis and no warrants are issued upon conversion of working capital loans, an aggregate of up to 8,625,000 shares of Class A common stock and up to 5,835,000 private placement warrants are subject to registration under these agreements. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our private placement warrants, holders of working capital loans or their respective permitted transferees are registered.

Unlike some other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate our initial business combination.

The founder shares will automatically convert into shares of Class A common stock at the time of completion of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities convertible or exercisable for shares of Class A common stock are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of our initial business combination, the ratio at which founder shares will convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the sum of our shares of common stock outstanding upon completion of the Initial Public Offering plus the number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our shares of common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of common stock if declared, to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•	other disadvantages compared to our competitors who have less debt.

In addition, Apollo and its affiliates and certain of the Apollo Funds engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition, financing or disposition of any target business that we may make. If Apollo or any of its affiliates or the Apollo Funds provides or participates in any such debt financing arrangement it may present a conflict of interest and will have to be approved under our related person transaction policy or by our independent directors.

The exercise price for the public warrants is higher than in some other blank check company offerings, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than in some other blank check companies. For example, historically, the exercise price of a warrant was often a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustments as provided herein. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

Our initial stockholders will control the election and removal of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors and may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our issued and outstanding common stock. In addition, the founder shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the election or removal of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a special resolution passed by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election or removal of directors prior to our initial business combination.

Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote at least until the completion of our initial business combination.

Anti-dilution provisions of the founder shares and other securities may result in additional dilution to holders of our Class A common stock.

Our sponsor acquired the founder shares at a nominal price, significantly contributing to the dilution of holders of our Class A common stock. The dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the founder shares at the time of the completion of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust for their shares of Class A common stock. In addition, because of the anti-dilution protection in our founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

We may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our public warrants will be issued in registered form under a public warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The public warrant agreement provides that the terms of the public warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the public warrants, convert the public warrants into cash, shorten the exercise period or decrease the number of our shares of Class A common stock purchasable upon exercise of a public warrant.

Our public warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our public warrants, which could limit the ability of public warrant holders to obtain a favorable judicial forum for disputes with our company.

Our public warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the public warrant agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the public warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our public warrants shall be deemed to have notice of and to have consented to the forum provisions in our public warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the public warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York, a “foreign action” in the name of any holder of our public warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, and (y) having service of process made upon such warrant holder in any such action brought in such court to enforce the forum provisions by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a public warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Public warrant holders who are unable to bring their claims in the judicial forum of their choosing may be required to incur additional costs in pursuit of actions which are subject to our choice-of-forum provision. Alternatively, if a court were to find this provision of our public warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making your public warrants worthless.

We have the ability to redeem issued and outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of the Class A common stock has been at least $18.00 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the public warrants. Redemption of the issued and outstanding public warrants could force you (i) to exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants or (iii) to accept the nominal redemption price which, at the time the issued and outstanding public warrants are called for redemption, we expect would be substantially less than the market value of your public warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer shares of Class A common stock upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his, her or its warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued public warrants to purchase 11,500,000 shares of Class A common stock as part of the units offered by the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 5,835,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, it may convert those loans into up to an additional 1,333,333 private placement warrants, at the price of $1.50 per warrant. To the extent we issue Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each unit contains one-third of one public warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one public warrant. Pursuant to the public warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants are exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a public warrant to purchase one whole share.

Prior to the announcement of our initial business combination, our Class A common stock may trade on the basis of market speculation, rumors and the track record of Apollo or any of its affiliates, Apollo Funds and our management team, which may not ultimately be reflective of the value of our Class A common stock.

We do not expect to respond to any market speculation or rumors regarding our pursuit of any target and do not expect to announce any potential target until we have signed a definitive agreement with it. In addition, the track record of Apollo or any of its affiliates, Apollo Funds and our management team, including the investments highlighted in our registration statement, are not necessarily indicative of the type, or performance, of any target with which we combine. Furthermore, once we announce our initial business combination, we may not immediately disclose all information that would be material to an investment decision in the target and such information remains subject to change until our stockholder meeting to approve the initial business combination or a tender offer in connection with the initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our annual report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board, three-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL, the amended and restated certificate of incorporation or bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over such action or proceeding, then another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then the United States District Court for the District of Delaware). Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Although we believe this forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Further, if any action, the subject matter of which is within the scope the forum provisions of our amended and restated certificate of incorporation, is filed in a court other than a court of the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in such court to enforce the forum provisions (an “enforcement action”), and (ii) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

Our amended and restated certificate of incorporation does not purport to require suits brought to enforce a duty or liability created by the Exchange Act to be brought in the Court of Chancery of the State of Delaware or another court of the State of Delaware. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

Because we are a blank check company and lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination with us and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by Apollo, Apollo Funds, our management team, APSG I, APSG II, APSG III, Spartan I, Spartan II, Spartan III or Spartan IV is not indicative of future performance of an investment in the company.

Information regarding performance by, or businesses associated with, Apollo, Apollo Funds, our management team, APSG I, APSG II, APSG III, Spartan I, Spartan II, Spartan III or Spartan IV is presented for informational purposes only. Past performance by Apollo, Apollo Funds, our management team, APSG I, APSG II, APSG III, Spartan I, Spartan II, Spartan III or Spartan IV is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of Apollo, Apollo Funds, our management team, APSG I, APSG II, APSG III, Spartan I, Spartan II, Spartan III or Spartan IV’s performance as indicative of our future performance or of an investment in the company or the returns the company will, or is likely to, generate going forward.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

An investment in our Class A common stock may result in uncertain U.S. federal income tax consequences.

An investment in our Class A common stock may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in the Initial Public Offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A common stock and the one-third of a public warrant to purchase one share of Class A common stock included in each unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of public warrants are unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares of Class A common stock suspend the running of a U.S. holder’s (as defined in section titled “Material United States Federal Income Tax Consideration — Considerations for U.S. Holders” in our registration statement) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Risks Relating to Foreign Activity

Although we intend to focus our search for a business combination target in North America, we may ultimately decide to pursue a business combination in a different geographic location. If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such an initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations, and complying with different commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, including limits on our ability to change our tax residence from the United States, complex withholding or other tax regimes which may apply in connection with our business combination or to our structure following our business combination, variations in tax laws as compared to the United States, and potential changes in the applicable tax laws in the United States and/or relevant non-U.S. jurisdictions;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars, including the conflict in Ukraine and the surrounding region; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects may be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in non-U.S. regions fluctuates and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 9 West 57th Street, 43rd Floor, New York, NY 10019, and our telephone number is (212) 515-3200. The cost for our use of this space is included in the $16,667 per month, for up to 27 months, we pay our sponsor for office space, utilities, secretarial support services and administrative services.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on the NYSE under the symbols “ACRO.U”, “ACRO” and “ACRO WS”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 28, 2022, there was one holder of record of our units, one holder of record of our separately traded common stock and one holder of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On July 13, 2021, we consummated the Initial Public Offering of 30,000,000 Units, and in connection therewith granted the underwriters an over-allotment option to purchase an additional 4,500,000 Units . The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. Each Unit consists of one share of our Class A common stock, par value $0.0001 per share, and one-third of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Concurrently with the completion of the Initial Public Offering, we consummated the private placement of an aggregate of 5,235,000 Private Placement Warrants, each exercisable to purchase one of our shares of Class A common stock for $11.50 per share, to our sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,852,500. Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $300,000,000 was placed in a trust account. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of an initial business combination, subject to certain limited exceptions.

We paid a total of $6,000,000 in underwriting discounts and commissions and $1,350,948 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $10,500,000 in underwriting discounts and commissions.

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

On August 3, 2021, the company consummated the sale of 4,500,000 Over-Allotment Units pursuant to the underwriters’ full exercise of their over-allotment option. Such Over-Allotment Units were sold at $10.00 per Unit, generating gross proceeds of $45,000,000. Substantially concurrently with the closing of the sale of 4,500,000 Over-Allotment Units, the company consummated the private sale of an additional 600,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to our sponsor, generating gross proceeds of $900,000.

Following the Over-Allotment Closing, a total of $345,000,000, including approximately $12,075,000 of underwriters’ deferred discount, was held in the trust account.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 27, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of common stock in connection with a business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for shares of our Class A common stock and/or public warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate; and
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations, other than in connection with our search for a business combination, nor generated any revenues to date. Our only activities from August 27, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $1,330,304, which consists of operating costs of $1,394,125 offset by interest income on investments held in the trust account of $66,821.

Liquidity and Capital Resources

On July 13, 2021, we consummated the Initial Public Offering of 30,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,235,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to our sponsor, generating gross proceeds of $7,852,500.

On August 3, 2021, we consummated the sale of 4,500,000 Over-Allotment Units pursuant to the underwriters’ exercise of their over-allotment option. Such Over-Allotment Units were sold at $10.00 per Unit, generating gross proceeds of $45,000,000. Substantially concurrently with the closing of the sale of the Over-Allotment Units, we consummated the private sale of an additional 600,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to the sponsor, generating gross proceeds of $900,000. Following the closing of the over-allotment option and sale of additional Private Placement Warrants, a total of $345,000,000 was placed in the trust account and we had $559,752 of cash held outside of the trust account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $17,850,948 in transaction costs, including $6,000,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $1,350,948 of other costs.

For the year ended December 31, 2021, cash used in operating activities was $2,146,161. Interest earned on investments held in the trust account of $66,821 and changes in operating assets and liabilities, which used $749,036 of cash from operating activities, contributed to a net loss of $1,330,304.

As of December 31, 2021, we had cash and marketable securities held in the trust account of $345,066,821. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay franchise and income taxes. During the period ended December 31, 2021, we did not withdraw any interest earned on the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $430,391 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the sponsor, an affiliate of the sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of an initial business combination, without interest.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the sponsor a monthly fee of $16,667 for office space and administrative support to the company. We began incurring these fees on July 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and the company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss per Share of Common Stock

Our company’s statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share of common stock, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the trust account, net of applicable franchise and income taxes, by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this annual report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Geoffrey Strong	47	Chief Executive Officer and Director
James Crossen	48	Chief Financial Officer and Chief Accounting Officer
Dylan Foo	44	Chairman of Board of Directors
Ian Deason	46	Director
Curtis Morgan	61	Director
David Small	57	Director
Theresa M.H. Wise, Ph.D.	55	Director

Geoffrey Strong is our Chief Executive Officer and Director. He previously served as the Chief Executive Officer and Chairman of Spartan III, and also served as a director for Spartan I and Spartan II. Mr. Strong joined Apollo in 2012 and is currently a Partner and Co-Head of the Firm’s Global Infrastructure and Natural Resources groups. Previously, he worked in the Private Equity and Infrastructure groups at Blackstone, focusing primarily on investments in the energy sector, and prior to that, as a vice president at Morgan Stanley Capital Partners. Mr. Strong serves or has served on the board of directors of various Apollo portfolio companies or affiliates, including: Apex Energy, LLC; AIE Arlington, LLC; AIE Caledonia Holdings, LLC; AS Graanul Invest; Caelus Energy Alaska, LLC; Chisholm Oil and Gas, LLC; CPV Fairview LLC; DoublePoint Energy, LLC; Double Eagle Energy Holdings, LLC; Double Eagle Energy Holdings II, LLC; Double Eagle Energy Holdings III, LLC; Freestone Midstream Holdings, LLC; IonicBlue Partners LLC; Great Bay Renewables Holdings, LLC; Momentum Minerals, LLC; Momentum Minerals II, LLC; Northwoods Energy LLC; Pipeline Funding Company, LLC; Roundtable Energy Holdings, LLC; Spartan I; Spartan II; Spartan III; Spartan IV; Stagecoach Royalty Holdings, LLC; Tumbleweed Royalty, LLC; Tumbleweed Royalty II, LLC; US Wind Inc. and Vistra Energy Corp. Mr. Strong holds a Bachelor of Science, summa cum laude, in business administration from Western Oregon University, a juris doctor, cum laude, from Lewis & Clark College, and a Master of Business Administration from the University of Pennsylvania’s Wharton School of Business. Mr. Strong’s extensive experience investing in the energy value chain makes him a valuable member of our board of directors.

James Crossen is our Chief Financial Officer and Chief Accounting Officer. Mr. Crossen is the Chief Financial Officer and Chief Accounting Officer of APSG I, APSG II and APSG III, and is Chief Financial Officer for Private Equity and Real Assets at Apollo, having joined Apollo in 2010.  Prior to that time, Mr. Crossen held controller roles at Roundtable Investment Partners, Fortress Investment Group and JPMorgan. He began his career in the Assurance and Business Advisory Services at PricewaterhouseCoopers within their Capital Markets Group. Mr. Crossen served in the United States Marine Corps and graduated summa cum laude from the University of Connecticut. Mr. Crossen is a Certified Public Accountant in New York.

Dylan Foo is the Chairman of our board of directors. Mr. Foo is a Partner at Apollo and Co-Head of the Firm’s Global Infrastructure platform, which has historically deployed over $20 billion in infrastructure-related investments. Mr. Foo has 20 years industry experience investing in Asia, UK, Europe and North America, with a particular focus on mid-market assets in transportation, telecommunications and social infrastructure. Mr. Foo currently serves on the board of directors of Thor Parent Holdings, LLC (parent of Parallel Infrastructure). Prior to joining Apollo, Mr. Foo spent over 13 years at AMP Capital, where he served as Partner & Global Head of Direct Investments. Mr. Foo was a member of the Global Infrastructure Investment Committee, overseeing all investing activities. Mr. Foo has previously served on the board of directors of Angel Trains (UK), Everstream, Millennium Parking Garages, Smarte Carte, and ITS ConGlobal. Mr. Foo received a Master of Applied Finance from Macquarie University and a Bachelor’s of International Business from Queensland University of Technology. Mr. Foo’s significant experience executing infrastructure transactions across the globe and building infrastructure investment platforms makes him a valuable member of our board of directors.

Ian Deason is our Director. Mr. Deason most recently served as JetBlue’s Head of Customer Experience, leading 16,000 customer-facing crewmembers across JetBlue’s network of over 100 cities spanning North, Central and South America, from 2018 through 2021. Mr. Deason’s responsibility included all airport, contact center and inflight operations across JetBlue’s network. Prior to his role as Head of Customer Experience, he held roles of increasing responsibility across commercial and operations functions during his 15 years at JetBlue, where he scaled JetBlue’s business, culture and industry-leading customer service through multiple phases of growth. Before joining JetBlue, Mr. Deason worked in investment banking at Credit Suisse and private equity at Carnegie Wylie in Australia. He also served on Capitol Hill as Senior Advisor to the Chairman of the U.S. House of Representatives Committee on Small Business. Mr. Deason currently serves on the advisory board for Tomorrow.io, a weather intelligence platform, and holds a master’s degree from Harvard Business School and a bachelor’s degree in economics from Northwestern University. Mr. Deason’s public company executive experience and background in transportation make him a valuable addition to our board of directors.

Curtis Morgan is our Director. Since December 2020, Morgan has served as CEO of Vistra Corp., an integrated retail electricity and power generation company, and prior to that as president and CEO since 2016. Prior to joining Vistra, Mr. Morgan was an operating partner at Energy Capital Partners, a private equity firm focused on investing in North America’s energy infrastructure. He joined the firm in 2015 and was involved in all areas of the firm’s investment activities, with a particular emphasis on origination, diligence and portfolio company governance and oversight, across all of Energy Capital’s sectors of investments. During his 39-year career, Mr. Morgan has held leadership responsibilities in nearly every major U.S. power market and throughout the energy value chain. Prior to joining Energy Capital, he served as the president and CEO of both EquiPower Resources Corp. and FirstLight Power Resources, Inc. He recently served as a director of Summit Midstream General Partner at Summit Midstream Partners. He has also held leadership positions at NRG Energy, Mirant Corporation, Reliant Energy and BP Amoco. Mr. Morgan serves on the board of directors and is currently chairman of the Electric Power Supply Association, the competitive power generation industry organization, and on the board of Comp-U-Dopt, a non-profit providing technology access and education to underserved youth. He has previously served on the board of Prevent Child Abuse Georgia. A certified public accountant, Mr. Morgan received a Bachelor’s degree in accounting from Western Illinois University and a Master of Business Administration in finance and economics from the University of Chicago. We believe Mr. Morgan’s extensive leadership experience and background make him a well-qualified member of our board of directors.

David Small is our Director. Mr. Small retired from Verizon Communications after a 31 year career in a number of senior executive roles. Mr. Small was Executive Vice President of Global Field Operations and Assurance from 2016 to 2019, and was responsible for leading 35,000 field construction and operations employees for the Verizon Wireless, Telecom and Business networks across the globe. Prior to this role, Mr. Small was the Executive Vice President and Chief Operating Officer of Verizon Wireless, and was responsible for 58,000 sales, customer service, and field operations employees across the U.S. Prior to this, Mr. Small was Chief Platform Officer of Verizon, Chief Technology Officer of Verizon Wireless, and President of Verizon’s wholesale business. Earlier in his career he had many engineering, marketing, sales, and operational roles at Verizon and predecessor companies. Mr. Small currently serves as an advisor to private equity firms. Mr. Small was also on the board of KidsPeace – a national charity organization dedicated to serving children. Mr. Small received his Bachelor’s degree in Mechanical Engineering from Purdue University, and his Master of Business Administration from Ball State University. We believe Mr. Small’s experience in building, operating and maintaining large global infrastructure networks, and his experience across various operations, technology and business unit domains make him a well-qualified member of our board of directors.

Theresa M. H. Wise, Ph.D. is our Director. Dr. Wise is Chief Executive Officer and principal for Utaza, LLC, an information technology consulting company, a role she has held since 2017. Dr. Wise is the former Senior Vice President and Chief Information Officer of Delta Air Lines, a role she held from 2008 to 2016. Prior to joining Delta, Dr. Wise held a number of positions at Northwest Airlines Corporation, including serving as the company’s Chief Information Officer from 2001 until Northwest Airlines Corporation’s merger with Delta in 2008. Dr. Wise currently serves on the Board of Directors of Viasat, a global communications company, Impinj, a manufacturer of radio-frequency identification devices and software, CWT, a business-to-business travel management and technology company, Midcontinent Independent System Operator, a non-profit member-based organization that ensures reliable, least-cost delivery of electricity, and St. Olaf College, a not-for-profit where she serves on the Board of Regents, as well as the Executive, Nominating and Governance, and Audit Committees. Dr. Wise received her Bachelor’s degree in Mathematics and Chemistry from St. Olaf College and her doctorate and Master of Science degrees in Applied Math from Cornell University. We believe Dr. Wise’s extensive leadership experience and background in operations and technology make her a well-qualified member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Geoffrey Strong and Dylan Foo, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Curtis Morgan and David Small, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Theresa M.H. Wise and Ian Deason, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Curtis Morgan, David Small, Theresa M. H. Wise and Ian Deason are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled sessions at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the NYSE rules and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the NYSE rules require that the compensation and nominating and corporate governance committees of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. Curtis Morgan, David Small and Theresa M. H. Wise serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Each of Curtis Morgan, David Small and Theresa M. H. Wise are independent.

David Small serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Curtis Morgan qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Curtis Morgan, David Small and Theresa M. H. Wise serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Curtis Morgan, David Small and Theresa M. H. Wise are independent. Curtis Morgan serves as chair of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Curtis Morgan, David Small and Theresa M. H. Wise. Theresa M. H. Wise serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee is to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the NYSE rules.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

Our compensation committee consists of Curtis Morgan, David Small and Theresa M. H. Wise. None of these directors has ever served as an officer or employee of the company. None of the members of the compensation committee have, or have had during the last year, any relationship with the company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board of directors or compensation committee (or similar committee) of any other company whose executive officer(s) served as a member of our compensation committee. None of our executive officers served as a member of the compensation committee (or similar committee) of any other company whose executive officer(s) served as a member of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from August 27, 2020 (inception) through December 31, 2021, there were no delinquent filers.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees.

A copy of our Code of Business Conduct and Ethics is posted on our website. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

Our board of directors adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

Conflicts of Interest

Please see “Item 1. Business—Certain Potential Conflicts of Interest” for a description of the potential conflicts of interests of our sponsor, directors, officers, advisors or any of their affiliates.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us, and that we will advance the expenses of our officers and directors in defending actions, suits or proceedings brought against them to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We entered into agreements with our officers and directors to provide contractual rights to indemnification and advancement of expenses in addition to the rights provided for in our amended and restated certificate of incorporation. We obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative or other stockholder litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay costs and expenses incurred by our directors and officers, settlement amounts and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

In connection with his appointment to the Board, Mr. Ian Deason received a one-time cash compensation of $250,000. None of our other officers or directors has received any cash compensation for services rendered to us.

Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we have agreed to pay our sponsor a total of $16,667 per month, for up to 27 months, for office space, utilities, secretarial support and administrative services. In addition, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to Apollo, our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

We have no compensation plans under which equity securities are authorized for issuance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

	Class A Common Stock		Class B Common Stock
	Number of		Number of
	Shares	Approximate	Shares	Approximate	Approximate
	Beneficially	Percentage of	Beneficially	Percentage of	Percentage of
Name and Address of Beneficial Owner(1)	Owned	Class	Owned	Class	Common Stock
Acropolis Infrastructure Acquisition Sponsor, L.P. (our sponsor)(2)(3)	—	—	8,475,000	98.3%	19.65%
Adage Capital Partners, L.P.(4)	2,643,512	7.66%	—	—	6.13%
Guggenheim Capital, LLC (5)	2,525,694	7.32%	—	—	5.86%
Citadel Advisors LLC (6)	2,518,148	7.30%	—	—	5.83%
Geoffrey Strong	—	—	—	—	—
James Crossen	—	—	—	—	—
Dylan Foo	—	—	—	—	—
Ian Deason	—	—	—	—	—
Curtis Morgan(2)	—	—	50,000	*	*
David Small(2)	—	—	50,000	*	*
Theresa M. H. Wise(2)	—	—	50,000	*	*
All directors and executive officers as a group (7 Individuals)(2)	—	—	150,000	*	*

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 9 West 57th Street, 43rd Floor, New York, New York 10019.
(2)

Interests in shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described in our registration statement.

(3)

Our sponsor is a Cayman Islands exempted limited partnership managed, advised and operated by AP Caps II Holdings GP, LLC (“Holdings GP”), an affiliate of Apollo Global Management, Inc. Holdings GP is the general partner of Sponsor. Acropolis Infrastructure Acquisition Advisors, L.P. (“Advisors LP”) is the sole limited partner of Sponsor. Apollo Principal Holdings III, L.P. (“Principal III”) is the sole member of Holdings GP. Apollo Principal Holdings III GP, Ltd. (“Principal III GP”) serves as the general partner of Principal III. Messrs. Scott Kleinman, Marc Rowan and James Zelter are the directors of Principal III GP and as such may be deemed to have voting and dispositive control of the common stock held of record by Sponsor. The address of Sponsor, Holdings GP, Principal III and Principal III GP is c/o Walkers Corporate Limited; 190 Elgin Avenue; George Town; Grand Cayman KY1-9008. The address of each of Messrs. Kleinman, Rowan and Zelter, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(4)

According to Schedule 13G, filed on July 23, 2021 by Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Mr. Robert Atchinson and Mr. Philip Gross, each of whom share voting and dispositive power with respect to certain of the reported shares shown above. The business address of such parties is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(5)

According to Schedule 13G/A, filed on February 14, 2022 by   Guggenheim Capital, LLC (“Guggenheim”), Guggenheim Partners, LLC (“Guggenheim Partners”), GI Holdco II LLC (“GI Holdco II”), GI Holdco LLC (“GI Holdco”), Guggenheim Partners Investment Management Holdings, LLC (“Guggenheim Investment”), and Guggenheim Partners Investment Management, LLC (“Guggenheim Management”), each of whom share voting and dispositive power with respect to certain of the reported shares shown above. The business address of Guggenheim and Guggenheim Partners is 227 West Monroe Street, Chicago, Illinois 60606; the business address of GI Holdco II, GI Holdco and Guggenheim Investment is 330 Madison Avenue, New York, New York 10017; and the business address of Guggenheim Management is 100 Wilshire Boulevard, 5th Floor, Santa Monica, California 90401.

(6)

According to Schedule 13G/A, filed on February 14, 2022 by  Citadel Advisors LLC, Citadel Advisors Holdings LP, Citadel GP LLC, Citadel Securities LLC, CALC IV LP, Citadel Securities GP LLC and Kenneth Griffin, each of whom share voting and dispositive power with respect to certain of the reported shares shown above. The business address of such parties is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

Our sponsor purchased an aggregate of 5,835,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per warrant, in private placements in connection with our Initial Public Offering and the Over-Allotment Closing. If we do not complete our initial business combination within the completion window, the Private Placement Warrants will expire worthless. The Private Placement Warrants are subject to the transfer restrictions described below. In addition, the Private Placement Warrants will not be exercisable more than five years from July 8, 2021, in accordance with FINRA Rule 5110(f)(2)(G)(i), as long as our sponsor or any of its related persons beneficially own such Private Placement Warrants. The private placement warrants will not be redeemable by us and will be exercisable on a cashless basis. Our sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis.

Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In August 2020, our sponsor subscribed for 1,990 shares of the company’s Class B common stock for $19.90. Our sponsor distributed the shares to Holdings in December 2020. Holdings then distributed the shares to Acquisition Sponsor, L.P. on March 16, 2021. On February 22, 2021, the company completed a stock reclassification of its Class B common stock and, as a result, 11,500,000 founder shares were outstanding. On March 31, 2021, 50,000 founder shares were purchased from the sponsor by each of the three independent director nominees at a purchase price of approximately $0.002 per share. The independent director nominees paid $300 in aggregate for 150,000 shares. In June 2021, the sponsor forfeited 2,875,000 founder shares and, as a result, 8,625,000 shares of the company’s founder shares were outstanding. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the Initial Public Offering.

Concurrently with the completion of the Initial Public Offering, we consummated the private placement of an aggregate of 5,235,000 Private Placement Warrants, each exercisable to purchase one of the company’s shares of Class A common stock for $11.50 per share, to our sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,852,500. Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $300,000,000 was placed in a trust account. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

As described in “Item 1. Business — Certain Potential Conflicts of Interest Relating to Our Officers and Directors,” if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

We entered into an Administrative Services Agreement pursuant to which we pay an affiliate of our sponsor a total of $16,667 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 27 months, an affiliate of our sponsor will be paid a total of $200,000 ($16,667per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

In addition to these monthly fees, underwriting discounts and commissions, placement agent fees, initial purchaser fees or discounts, finder’s fees, arrangement fees, commitment fees and transaction, structuring, consulting, advisory and management fees and similar fees may be paid by the company to Apollo, our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination or following our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to Apollo, our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On February 24, 2021, the sponsor agreed to loan us an aggregate of up to $750,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). This Note bore interest at a rate of 0.12% per annum and was payable on the earlier of December 31, 2021 or the closing date of the Initial Public Offering. The Note expired upon consummation of the Initial Public Offering.

On July 27, 2021, the sponsor agreed to loan us an aggregate of up to $1,200,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “July Note”). The July Note bears interest at a rate of 0.12% per annum and is payable on the date of an initial business combination or the liquidation of the company. As of December 31, 2021, the outstanding balance under the July Note was $1,200,000.

On August 20, 2021, the sponsor executed an unsecured promissory note (the “August Note”) to loan us an aggregate principal amount of $800,000. The August Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an initial business combination or the liquidation of the company. As of December 31, 2021, the outstanding balance on the August Note was $800,000.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any). We may be required to register certain securities for sale under the Securities Act. These holders and holders of warrants issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to one demand that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the securities covered thereby are released from their lock-up restrictions, as described herein. We will bear the costs and expenses of filing any such registration statements.

Related Party Policy

Prior to the Initial Public Offering, we had not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

In connection with the Initial Public Offering, we adopted a Code of Business Conduct and Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Business Conduct and Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that we have adopted prior to the consummation of the Initial Public Offering, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we will not consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There are no restrictions on payments made to insiders. We expect that some or all of the following payments will be made to Apollo, our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the Initial Public Offering held in the trust account prior to the completion of our initial business combination, other than from any permitted withdrawals:

●	repayment of up to an aggregate of $750,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;
●	reimbursement for office space, utilities, secretarial support and administrative services provided to us by our sponsor, in an amount equal to $16,667 per month, for up to 27 months;

●	underwriting discounts and commissions paid to Apollo Global Securities, LLC;
●	underwriting discounts and commissions, placement agent fees, initial purchaser fees or discounts, finder’s fees, arrangement fees, commitment fees and transaction, structuring, consulting, advisory and management fees and similar fees for services rendered prior to or in connection with the completion of an initial business combination;
●	reimbursement of legal fees and expenses incurred by our sponsor, officers or directors in connection with our formation, the initial business combination and their services to us;
●	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and
●	repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements have been executed with respect thereto. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from August 27, 2020 (inception) through December 31, 2021 totaled $100,425. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from August 27, 2020 (inception) through December 31, 2021.

Tax Fees. We did not pay Withum for tax planning and tax advice for the period from August 27, 2020 (inception) through December 31, 2021.

All Other Fees. We did not pay Withum for other services for the period from August 27, 2020 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this annual report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Current Report on Form 8-K filed by the Registrant on July 14, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed with the Current Report on Form 8-K filed by the Registrant on July 14, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Registration Statement on Form S-1 filed by the Registrant on July 1, 2021).
4.2	Specimen Stock Certificate (incorporated by reference to the Exhibit 4.2 filed with the Registration Statement on Form S-1 filed by the Registrant on July 1, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.3 filed with the Registration Statement on Form S-1 filed by the Registrant on July 1, 2021).
4.4

Public Warrant Agreement, dated July 8, 2021, between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to the Exhibit 4.1 filed with the Current Report on Form 8-K filed by the Registrant on July 14, 2021).

4.5

Private Warrant Agreement, dated July 8, 2021, between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to the Exhibit 4.2 filed with the Current Report on Form 8-K filed by the Registrant on July 14, 2021).

4.6*	Description of Securities of the Registrant.
10.1

Letter Agreement, dated July 8, 2021, among the Registrant, its officers and directors and the Sponsor. (incorporated by reference to the Exhibit 10.1 filed with Current Report on Form 8-K filed by the Registrant on July 14, 2021).

10.2

Investment Management Trust Agreement, dated July 8, 2021, between the company and Continental Stock Transfer & Trust Company (incorporated by reference to the Exhibit 10.2 filed with the Current Report on Form 8-K filed by the Registrant on July 14, 2021).

10.3

Registration Rights Agreement, dated July 8, 2021, among the Registrant, Acropolis Infrastructure Acquisition Sponsor, L.P. and certain other security holders named therein (incorporated by reference to the Exhibit 10.3 filed with the Current Report on Form 8-K filed by the Registrant on July 14, 2021).

10.4

Private Placement Warrants Purchase Agreement, dated July 8, 2021, between the Registrant and Acropolis Infrastructure Acquisition Sponsor, L.P. (incorporated by reference to Exhibit 10.4 filed with the Current Report on Form 8-K filed by the Registrant on July 14, 2021).

10.5

Indemnification Agreement, dated July 8, 2021, between the Registrant and Geoffrey Strong (incorporated by reference to Exhibit 10.5 filed with the Current Report on Form 8-K filed by the Registrant on July 14, 2021).

10.6

Indemnification Agreement, dated July 8, 2021, between the Registrant and James Crossen (incorporated by reference to Exhibit 10.6 filed with the Current Report on Form 8-K filed by the Registrant on July 14, 2021).

10.7

Indemnification Agreement, dated July 8, 2021, between the Registrant and Dylan Foo (incorporated by reference to Exhibit 10.7 filed with the Current Report on Form 8-K filed by the Registrant on July 14, 2021).

10.8

Indemnification Agreement, dated July 8, 2021, between the Registrant and Theresa M.H. Wise (incorporated by reference to Exhibit 10.8 filed with the Current Report on Form 8-K filed by the Registrant on July 14, 2021).

10.9

Indemnification Agreement, dated July 8, 2021, between the Registrant and Curtis A. Morgan. (incorporated by reference to Exhibit 10.9 filed with the Current Report on Form 8-K filed by the Registrant on July 14, 2021).

10.10

Indemnification Agreement, dated July 8, 2021, between the Registrant and David Small (incorporated by reference to Exhibit 10.10 filed with the Current Report on Form 8-K filed by the Registrant on July 14, 2021).

10.11

Administrative Services Agreement, dated July 8, 2021, by and between the Registrant and Acropolis Infrastructure Acquisition Sponsor, L.P. (incorporated by reference to the Exhibit 10.11 filed with the company’s Current Report on Form 8-K filed by the Registrant on July 14, 2021).

10.12

Engagement Letter, dated August 23, 2021, between the Registrant and Ian Deason (incorporated by reference to the Exhibit 10.1 filed with the Current Report on Form 8-K filed by the Registrant on August 25, 2021).

10.13

Indemnification Agreement, dated September 10, 2021, between the Registrant and Ian Deason (incorporated by reference to Exhibit 10.11 filed with the Quarterly Report on Form 10-Q filed by the Registrant on November 15, 2021).

10.14

Promissory Note, dated July 27, 2021, by and between the Registrant as the maker and the Sponsor as the payee (incorporated by reference to the Exhibit 10.12 filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 23, 2021).

Exhibit Number	Description
10.15

Promissory Note, dated August 20, 2021, by and between the company as the maker and the Sponsor as the payee (incorporated by reference to the Exhibit 10.13 filed with the Registrant Quarterly Report on Form 10-Q filed by the Registrant on August 23, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 28th day of March, 2022.

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

By:	/s/ Geoffrey Strong
Name:	Geoffrey Strong
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Geoffrey Strong	Chief Executive Officer, and Director	March 28, 2022
Geoffrey Strong	(Principal Executive Officer)

/s/ James Crossen	Chief Financial Officer	March 28, 2022
James Crossen	(Principal Financial and Accounting Officer)

/s/ Dylan Foo	Director	March 28, 2022
Dylan Foo

/s/ Ian Deason	Director	March 28, 2022
Ian Deason

/s/ Curtis A. Morgan	Director	March 28, 2022
Curtis A. Morgan

/s/ David Small	Director	March 28, 2022
David Small

/s/ Theresa M.H. Wise	Director	March 28, 2022
Theresa M.H. Wise

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Acropolis Infrastructure Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acropolis Infrastructure Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021, and for the period from August 27, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 28, 2022

PCAOB ID Number 100

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

(formerly known as AP Caps III, Corp.)

BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$430,391	$—
Prepaid expenses	1,238,043	—
Total current assets	1,668,434	—

Due from Sponsor	—	25,000
Deferred offering costs	—	57,900
Investments held in Trust Account	345,066,821	—
Total assets	$346,735,255	$82,900

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$489,007	$—
Accrued offering costs	67,640	57,900
Notes payable	2,000,000	—
Total current liabilities	2,556,647	57,900

Deferred underwriting compensation	12,075,000	—
Total liabilities	14,631,647	57,900

Commitments and contingencies (Note 6):

Temporary equity:
Class A common stock subject to possible redemption; 34,500,000 and 0 shares (at approximately $10.00 per share) as of December 31, 2021 and 2020	345,000,000	—

Stockholders’ (deficit) equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class B common stock, $0.0001 par value, 199,000,000 shares authorized, 8,625,000 shares issued and outstanding as of S December 31, 2021 and 2020 (1)	863	863
Additional paid-in capital	—	24,602
Accumulated deficit	(12,897,255)	(465)
Total stockholders’ (deficit) equity	(12,896,392)	25,000
Total liabilities, temporary equity and stockholders’ (deficit) equity	$346,735,255	$82,900
(1)

In June 2021, the Sponsor forfeited 2,875,000 Founder Shares and, as a result, 8,625,000 shares of the Company’s Founder Shares were outstanding. The share amounts as of December 31, 2021 and 2020 have been retroactively restated to account for the forfeiture.

See accompanying notes to financial statements

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

(formerly known as AP Caps III, Corp.)

STATEMENTS OF OPERATIONS

		For the Period
		August 27, 2020
		(Inception)
	For the Year Ended	through
	December 31,	December 31,
	2021	2020
REVENUE	$—	$—

EXPENSES
Administration fee - related party	95,701	—
General and administrative	1,301,424	465
TOTAL EXPENSES	1,394,125	465

OTHER INCOME
Investments income from Trust Account	66,821	—
TOTAL OTHER INCOME	66,821	—

Net loss	$(1,330,304)	$(465)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	15,998,630	—
Basic and diluted net loss per share of Class A common stock	$(0.06)	$—

Weighted average number of shares of Class B common stock outstanding, basic and diluted	7,965,411	7,500,000
Basic and diluted net loss per share of Class B common stock	$(0.06)	$(0.00)

See accompanying notes to financial statements

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

(formerly known as AP Caps III, Corp.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD AUGUST 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 AND THE YEAR ENDED DECEMBER 31, 2021

	Class B		Additional
	Common Stock(1)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of August 27, 2020	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	8,625,000	863	24,137	—	25,000
Capital contributions	—	—	465	—	465
Net loss	—	—	—	(465)	(465)
Balance as of December 31, 2020	8,625,000	$863	$24,602	$(465)	$25,000
Fair value of Public Warrants	—	—	8,000,000	—	8,000,000
Accretion for Class A common stock to redemption amount	—	—	(8,024,602)	(11,566,486)	(11,591,088)
Net loss	—	—	—	(1,330,304)	(1,330,304)
Balance as of December 31, 2021	8,625,000	$863	$—	$(12,897,255)	$(12,896,392)
(1)

In June 2021, the Sponsor forfeited 2,875,000 Founder Shares and, as a result, 8,625,000 shares of the Company’s Founder Shares were outstanding. The share amounts as of December 31, 2021 and 2020 have been retroactively restated to account for the forfeiture.

See accompanying notes to financial statements

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

(formerly known as AP Caps III, Corp.)

STATEMENTS OF CASH FLOWS

		For the Period August 27,
	For the Year Ended	2020 (Inception)
	December 31,	through December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(1,330,304)	$(465)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and organization costs paid by related parties	—	465
Income earned on investments held in Trust Account	(66,821)	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,238,043)	—
Accounts payable and accrued expenses	489,007	—
Net Cash Used In Operating Activities	(2,146,161)	—

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(345,000,000)	—
Net Cash Used In Investing Activities	(345,000,000)	—

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	338,100,000	—
Proceeds from sale of Private Placement Warrants	8,752,500	—
Proceeds from Sponsor note	2,000,000	—
Repayment of advances from Sponsor	(164,476)	—
Proceeds from Sponsor receivable	25,000	—
Payment of offering costs	(1,136,472)	—
Net Cash Provided By Financing Activities	347,576,552	—

Net change in cash	430,391	—
Cash at beginning of period	—	—
Cash at end of period	$430,391	$—

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to temporary equity in connection with the Public Offering	$12,075,000	$—
Initial classification of shares of Class A common stock subject to possible redemption	$345,000,000	$—
Deferred offering costs paid by related party	$164,476	$—
Operating costs paid by related party which we charged to additional paid-in capital	$—	$465
Due from Sponsor	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$57,900

See accompanying notes to financial statements

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

(formerly known as AP Caps III, Corp.)

NOTES TO FINANCIAL STATEMENTS

1. Description of Organization, Business Operations and Going Concern

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

At December 31, 2021, the Company had not commenced any operations. All activity for the period from August 27, 2020 through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the net proceeds derived from the Initial Public Offering.

Sponsor and Initial Public Offering

On July 13, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of the Company’s Class A common stock, $0.0001 par value per share, included in the Units, the “Public Shares”) generating gross proceeds of $300,000,000 which is described in Note 4. The Sponsor (as defined below) purchased an aggregate of 5,235,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant, or approximately $7,852,500 in the aggregate, in a private placement simultaneously with the closing of the Initial Public Offering (the “Private Placement”). The Private Placement Warrants are included in additional paid-in capital on the balance sheets.

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

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2021, the proceeds of the Public Offering were held in U.S. government securities, as specified above.

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

Liquidity and Capital Resources

As of December 31, 2021, we do not have sufficient liquidity to meet our future obligations. As of December 31, 2021, we had a working capital deficit of approximately $888,200, current liabilities of $2.6 million and had cash of approximately $430,400. For the year ended December 31, 2021, the Company had net loss of approximately $1.3 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, the Company had cash of $430,391 and $0, respectively. The Company had no cash equivalents as of December 31, 2021 and 2020.

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $1,368,588 consist principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriting discounts and commissions of $18,975,000, were charged to temporary equity upon completion of the Initial Public Offering and the Over-Allotment Closing.

At December 31, 2021 and 2020, the Company had deferred offering costs of $0 and $57,900, respectively, on the balance sheets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

At December 31, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Class A common stock issuance costs	$(20,343,588)
Fair value of Public Warrants	(8,000,000)
Plus:
Accretion of carrying value to redemption value	$28,343,588
Class A common stock subject to possible redemption	$345,000,000

Fair Value of Financial Instrument

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

As of December 31, 2021 and 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued offering costs, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities, if applicable, are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of December 31, 2021, the Company’s derivative financial instruments were classified as equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be de minimis for the period ended December 31, 2020. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020. See Note 9 for discussion of the provision for income taxes for the year ended December 31, 2021 and the deferred tax assets as of December 31, 2021.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,300,000 shares of Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per share of common stock:

			For the Period from
			August 27,
			2020 (Inception) Through
	Year Ended December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$(862,538)	$(467,766)	$—	$(465)
Denominator:
Basic and diluted weighted average shares outstanding	15,998,630	7,965,411	—	7,500,000

Basic and diluted net loss per share of common stock	$(0.06)	$(0.06)	$—	$(0.00)

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

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a price of $10.00 per unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

4. Private Placement Warrants

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

5. Related Party Transactions

Founder Shares

The Company was formed in August 2020. In August 2020, Acropolis Infrastructure Acquisition Sponsor, L.P. subscribed for 1,990 shares of the Company’s Class B common stock for $19.90.Acropolis Infrastructure Acquisition Sponsor, L.P. distributed the shares to Apollo Principal Holdings III, L.P. in December 2020. Apollo Principal Holdings III, L.P. then distributed the shares to Acquisition Sponsor, L.P. on March 16, 2021. On February 22, 2021, the Company completed a stock reclassification of its Class B common stock and, as a result, 11,500,000 shares of the Company’s shares of Class B common stock were outstanding (the “Founder Shares”). On March 31, 2021, 50,000 Founder Shares were purchased from the Sponsor by each of the three independent director nominees at a purchase price of approximately $0.002 per share. The independent director nominees paid $300 in aggregate for 150,000 shares. In June 2021, the Sponsor forfeited 2,875,000 Founder Shares and, as a result, 8,625,000 shares of the Company’s Founder Shares were outstanding. The share amounts as of December 31, 2021 and 2020 have been retroactively restated to account for the forfeiture.

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

Promissory Notes

On February 24, 2021, the Sponsor agreed to loan the Company an aggregate of up to $750,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). This Note bore interest at a rate of 0.12% per annum and was payable on the earlier of December 31, 2021 or the closing date of the Initial Public Offering. As of December 31, 2021, the Company had not borrowed on the Note. The Note expired upon consummation of the Initial Public Offering.

On July 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “July Note”). The July Note bears interest at a rate of 0.12% per annum and is payable on the date of an Initial Business Combination or the liquidation of the Company. As of December 31, 2021, the outstanding balance under the July Note was $1,200,000.

On August 20, 2021, the Sponsor executed an unsecured promissory note (the “August Note”) to loan the Company an aggregate principal amount of $800,000. The August Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of December 31, 2021, the outstanding balance on the August Note was $800,000.

Related Party Loans

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of the funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants. At December 31, 2021, there was no balance outstanding under the Working Capital Loans.

Advances from Related Party

An affiliate of the Sponsor paid certain formation and operating costs on behalf of the Company. During the period of August 27, 2020 (inception) through December 31, 2020, the related party paid $465 of formation and operating expenses on behalf of the Company which were recorded as contributed capital in the accompanying financial statements. During the year ended December 31, 2021, the related party paid certain Initial Public Offering costs totaling $164,476 on behalf of the Company. These advances were repaid upon consummation of the Initial Public Offering. As of December 31, 2021 and 2020, there was no balance due to the related party.

Administrative Support Agreement

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2021, the Company recorded an expense of $95,701 pursuant to this agreement which is included in “administrative fee- related party” on the statements of operations.

6. Commitments and Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and the conflict in Ukraine and the surrounding region on the industry and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

7. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The authorized shares of common stock of the Company include 800,000,000 shares of Class A common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s shares of common stock are entitled to one vote for each share of common stock. As of December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding subject to possible conversion that were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock

The authorized shares of common stock of the Company include 199,000,000 shares of Class B common stock with a par value of $0.0001 per share. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of completion of the Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of this offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination). As of December 31, 2021 and 2020, there were 8,625,000 Founder Shares issued and outstanding.

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

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported closing price of the Company’s shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days prior to the date on which the Company sends the notice of redemption to the warrant holders.
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and a current prospectus relating to those shares of common stock is available throughout the 30-day trading period referred to above.

●	If the Company calls the Public Warrants for redemption as described above, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis period,” as described in the Public Warrant agreement.
●	The exercise price and number of the shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of shares of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete an Initial Business Combination within the Completion Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

NOTE 8. Income Taxes

The Company’s deferred tax assets are as follows at December 31, 2021:

December 31,
2021
Deferred tax asset
Net operating loss	$8,037
Startup/organizational costs	271,327
Total deferred tax asset	279,364
Valuation Allowance	(279,364)
Deferred tax asset, net of allowance	$—

The income tax provision (benefit) consists of the following for the period ended December 31, 2021:

Year Ended
December 31,
2021
Federal
Current	$—
Deferred	279,364
State and Local
Current	—
Deferred	—
Change in valuation allowance	(279,364)
Income tax provision	$—

The Company’s net operating loss carryforward as of December 31, 2021 amounted to $38,272 and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $279,364.

A reconciliation of the statutory tax rate to the Company’s effective tax rates for the period ended December 31, 2021:

Period
Ended
December 31,
2021
Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	0.00%
Other	(20.40)%
Change in valuation allowance	0.60%
Income tax provision (benefit)	0.00%

9.Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required recognition or disclosure in the financial statements.