Form 10-Q
period 2022-03-31
Acropolis Infrastructure Acquisition Corp.
filed 2022-05-16
CIK 1847891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40584

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2120451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 42nd Floor New York, NY 10019
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

As of May 16, 2022, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$403,280	$430,391
Prepaid expenses	1,033,837	1,238,043
Total current assets	1,437,117	1,668,434

Investments held in Trust Account	345,223,744	345,066,821
Total assets	$346,660,861	$346,735,255

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$544,197	$489,007
Accrued offering costs	67,640	67,640
Notes payable	3,000,000	2,000,000
Total current liabilities	3,611,837	2,556,647

Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	15,686,837	14,631,647

Commitments and contingencies (Note 7):

Temporary equity:
Class A common stock subject to possible redemption, 34,500,000 shares (at approximately $10.00 per share redemption value) as of March 31, 2022 and December 31, 2021	345,000,000	345,000,000

Stockholders’ (deficit) equity:
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 800,000,000 shares authorized, none issued and outstanding (net of 34,500,000 shares of Class A common stock subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 199,000,000 shares authorized, 8,625,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(14,026,839)	(12,897,255)
Total stockholders’ deficit	(14,025,976)	(12,896,392)
Total liabilities, temporary equity and stockholders’ deficit	$346,660,861	$346,735,255

See accompanying notes to unaudited condensed financial statements

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
REVENUE	$—	$—

EXPENSES
Administration fee - related party	50,001	—
General and administrative	1,236,506	—
TOTAL EXPENSES	1,286,507	—

OTHER INCOME
Investment income from Trust Account	156,923	—
TOTAL OTHER INCOME	156,923	—

Net loss	$(1,129,584)	$—

Weighted average number of shares of Class A common stock outstanding, basic and diluted	34,500,000	—
Basic and diluted net loss per share of Class A common stock	$(0.03)	$—

Weighted average number of shares of Class B common stock outstanding, basic and diluted(1)	8,625,000	8,625,000
Basic and diluted net loss per share of Class B common stock	$(0.03)	$(0.00)
(1)The share amount at March 31, 2021 excludes up to 1,125,000 shares of Class B common stock previously subject to forfeiture.

See accompanying notes to unaudited condensed financial statements

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the three months ended March 31, 2022

	Class B
	Common Stock (1)		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2022	8,625,000	$863	$—	$(12,897,255)	$(12,896,392)
Net loss	—	—	—	(1,129,584)	(1,129,584)
Balance as of March 31, 2022 (unaudited)	8,625,000	$863	$—	$(14,026,839)	$(14,025,976)

For the three months ended March 31, 2021

	Class B
	Common Stock(1)		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of January 1, 2021	8,625,000	$863	$24,602	$(465)	$25,000
Net loss	—	—	—	—	—
Balance as of March 31, 2021 (unaudited)	8,625,000	$863	$—	$(465)	$25,000
(1)	The share amount at March 31, 2021 excludes up to 1,125,000 shares of Class B common stock previously subject to forfeiture.

See accompanying notes to unaudited condensed financial statements

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(1,129,584)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(156,923)	—
Changes in operating assets and liabilities:
Prepaid expenses	204,206	—
Accounts payable and accrued expenses	55,190	—
Net Cash Used In Operating Activities	(1,027,111)	—

Cash Flows From Financing Activities:
Proceeds from Sponsor note	1,000,000	—
Proceeds from Sponsor receivable	—	25,000
Net Cash Provided By Financing Activities	1,000,000	25,000

Net change in cash	(27,111)	25,000
Cash at beginning of period	430,391	—
Cash at end of period	$403,280	$25,000

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by related party	$—	$143,376
Deferred offering costs included in accrued offering costs	$—	$608,438

See accompanying notes to unaudited condensed financial statements

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Note 1.Description of Organization, Business Operations and Going Concern

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

At March 31, 2022, the Company had not commenced any operations. All activity for the period from August 27, 2020 through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the net proceeds derived from the Initial Public Offering.

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

The Company’s sponsor is Acropolis Infrastructure Acquisition Sponsor, L.P., a Cayman Islands exempted limited partnership (the “Sponsor”). The Company intends to finance its Initial Business Combination with proceeds from the Initial Public Offering, the Private Placement and the Over-Allotment Closing, debt or a combination of the foregoing.

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At March 31, 2022 and December 31, 2021, the proceeds of the Initial Public Offering were held in U.S. government securities, as specified above.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a stockholder will have the right to redeem his, her or its Public Shares for an amount in cash equal to his, her or its pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to make Permitted Withdrawals. As a result, such Public Shares are recorded at redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

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

Liquidity and Capital Resources

As of March 31, 2022, we do not have sufficient liquidity to meet our future obligations. As of March 31, 2022, we had a working capital deficit of approximately $2.2 million, current liabilities of $3,611,837 and had cash of $403,280. For the three months ended March 31, 2022, the Company had a net loss of $1,129,584.

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the completion of a potential business combination or one year from the date of issuance of these condensed financial statements.

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

The Company has to complete an Initial Business Combination within the Completion Window. If the Company is unable to complete an Initial Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The underwriters have agreed to waive their rights to their deferred underwriting commissions held in the Trust Account in the event the Company does not complete an Initial Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the common stock.

Note 2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 28, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had cash of $403,280 and $430,391, respectively. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federal depository insurance coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $1,368,588 consist principally of costs incurred in connection with formation and preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions of $18,975,000, were charged to temporary equity. The Company classifies deferred underwriting compensation as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Class A common stock issuance costs	(20,343,588)

Fair value of Public Warrants	(8,000,000)
Plus:
Accretion of carrying value to redemption value	28,343,588
Class A common stock subject to possible redemption	$345,000,000

The Company did not record any adjustments to the redemption value of the Class A common stock subject to redemption during the three months ended March 31, 2022.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

●	Level 1 Inputs: Unadjusted quoted prices for identical assets or instruments in active markets.
●	Level 2 Inputs: Quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.
●	Level 3 Inputs: Significant inputs into the valuation model are unobservable.

As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable and accrued offering costs, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. treasury securities with an original maturity of 185 days or less or investments in money market funds that are recognized at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities, if applicable, are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of March 31, 2022 and December 31, 2021, the Company’s derivative financial instruments were classified as equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,300,000 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per share of common stock:

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$(903,667)	$(225,917)	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	—	8,625,000

Basic and diluted net loss per share of common stock	$(0.03)	$(0.03)	$—	$—

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3.Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a price of $10.00 per unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4.Private Placement Warrants

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

Note 5.Related Party Transactions

Founder Shares

The Company was formed in August 2020. In August 2020, Acropolis Infrastructure Acquisition Sponsor, L.P. subscribed for 1,990 shares of the Company’s Class B common stock for $19.90. Acropolis Infrastructure Acquisition Sponsor, L.P. distributed the shares to Apollo Principal Holdings III, L.P. in December 2020. Apollo Principal Holdings III, L.P. then distributed the shares to Acquisition Sponsor, L.P. on March 16, 2021. On February 22, 2021, the Company completed a stock reclassification of its Class B common stock and, as a result, 11,500,000 shares of the Company’s shares of Class B common stock were outstanding (the “Founder

Shares”). On March 31, 2021, 50,000 Founder Shares were purchased from the Sponsor by each of the three independent director nominees at a purchase price of approximately $0.002 per share. The independent director nominees paid $300 in aggregate for 150,000 shares. In June 2021, the Sponsor forfeited 2,875,000 Founder Shares and, as a result, 8,625,000 shares of the Company’s Founder Shares were outstanding. The share amounts as of December 31, 2021 have been retroactively restated to account for the forfeiture.

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

On July 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “July Note”). The July Note bears interest at a rate of 0.12% per annum and is payable on the date of an Initial Business Combination or the liquidation of the Company. As of March 31, 2022 and December 31, 2021, the outstanding balance under the July Note was $1,200,000.

On August 20, 2021, the Sponsor executed an unsecured promissory note (the “August Note”) to loan the Company an aggregate principal amount of $800,000. The August Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of March 31, 2022 and December 31, 2021, the outstanding balance on the August Note was $800,000.

On March 18, 2022, the Sponsor executed an unsecured promissory note (the “March Note”) to loan the Company an aggregate principal amount of $1,000,000. The March Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of March 31, 2022, the outstanding balance on the March Note was $1,000,000.

Related Party Loans

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of the funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants. At March 31, 2022 and December 31, 2021, there was no balance outstanding under the Working Capital Loans.

Advances from Related Party

An affiliate of the Sponsor paid certain formation and operating costs on behalf of the Company. During the three months ended March 31, 2021, the related party paid certain Initial Public Offering costs totaling $143,376 on behalf of the Company. These advances were repaid upon consummation of the Initial Public Offering. During the three months ended March 31, 2022, the related party did not pay any expenses on behalf of the Company. As of March 31, 2022 and December 31, 2021, there was no balance due to the related party.

Administrative Support Agreement

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, the Company recorded an expense of $50,001 pursuant to this agreement which is included in “administrative fee- related party” on the condensed statements of operations.

Note 6.Fair Value Measurements

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$345,223,744	$345,066,821

Note 7.Commitments and Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and the conflict in Ukraine and the surrounding region on the industry and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and Public Warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to demand that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters are entitled to a Deferred Discount of $0.35 per Unit, including the over-allotment Units. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement. The deferred fee becomes payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering.

Note 8.Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The authorized shares of common stock of the Company include 800,000,000 shares of Class A common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s shares of common stock are entitled to one vote for each share of common stock. As of March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding, all of which are subject to possible conversion that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock

The authorized shares of common stock of the Company include 199,000,000 shares of Class B common stock with a par value of $0.0001 per share. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of completion of the Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination). As of March 31, 2022 and December 31, 2021, there were 8,625,000 Founder Shares issued and outstanding.

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s shares of common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon the Company’s redemption or liquidation. As of March 31, 2022 and December 31, 2021, there were 17,300,000 warrants (5,800,000 Private Placement Warrants and 11,500,000 Public Warrants) outstanding.

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

Note 9.Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on investments held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $1,129,584, which consists of operating costs of $1,286,507 and interest income on investments held in the Trust Account of $156,923.

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

For the three months ended March 31, 2022, cash used in operating activities was $1,027,111. This was primarily attributable to a net loss of $1,129,584 and changes in operating assets and liabilities of $259,396, offset by interest earned on investments held in the Trust Account of $156,923. For the three months ended March 31, 2022, cash provided by financing activities was $1,000,000, which was attributable to proceeds from the March Note.

As of March 31, 2022 and December 31, 2021, we had cash and U.S. treasury securities held in the Trust Account of $345,223,744 and $345,066,821, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to pay our tax obligations. During the period ended March 31, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2022 and December 31, 2021, the Company had cash of $403,280 and $430,391, respectively, outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Since the Initial Public Offering, we executed three promissory notes in the aggregate of $3,000,000 with our Sponsor in order to satisfy working capital requirements. See "Related Party Loans" in Note 5 to our condensed financial statements.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of shares of our common stock upon consummation of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Our significant accounting policies are summarized in Note 2 to our condensed financial statements.

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to us and our industry is included in Note 2 to our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended March 31, 2022.

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

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended March 31, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10- Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Acropolis Infrastructure Acquisition Corp.(1)
3.2	Amended and Restated Bylaws of Acropolis Infrastructure Acquisition Corp.(1)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
10.1*	Promissory Note, dated March 18, 2022, by and between the Registrant as the maker and the Sponsor as the payee.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 14, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-254409) and incorporated by reference herein.

Part III - SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Geoffrey Strong
	Name:	Geoffrey Strong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ James Crossen
	Name:	James Crossen
	Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)