Form 10-Q
period 2022-09-30
Acropolis Infrastructure Acquisition Corp.
filed 2022-11-10
CIK 1847891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 10, 2022, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$149,066	$430,391
Prepaid expenses	648,775	1,238,043
Total current assets	797,841	1,668,434

Investments held in Trust Account	347,237,399	345,066,821
Total assets	$348,035,240	$346,735,255

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$755,224	$489,007
Accrued offering costs	67,640	67,640
Notes payable	3,300,000	2,000,000
Total current liabilities	4,122,864	2,556,647

Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	16,197,864	14,631,647

Commitments and contingencies (Note 7):

Temporary equity:
Class A common stock subject to possible redemption, (34,500,000 shares at $10.06 per share redemption value as of September 30, 2022 and $10.00 per share redemption value as of December 31, 2021)	347,005,019	345,000,000

Stockholders’ (deficit) equity:
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 800,000,000 shares authorized, none issued and outstanding (net of 34,500,000 shares of Class A common stock subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 199,000,000 shares authorized, 8,625,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021(1)	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,168,506)	(12,897,255)
Total stockholders’ deficit	(15,167,643)	(12,896,392)
Total liabilities, temporary equity and stockholders’ deficit	$348,035,240	$346,735,255
(1)	In June 2021, the Sponsor forfeited 2,875,000 Founder Shares and, as a result, 8,625,000 shares of the Company’s Founder Shares were outstanding following such forfeiture. The share amounts as of December 31, 2021 have been retroactively restated to account for the forfeiture.

See accompanying notes to unaudited condensed financial statements

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUE	$—	$—	$—	$—

EXPENSES
Administration fee - related party	50,001	45,700	150,003	45,700
General and administrative	422,399	477,059	2,146,553	477,059
TOTAL EXPENSES	472,400	522,759	2,296,556	522,759

OTHER INCOME (EXPENSES)
Investment income from Trust Account	1,673,136	30,968	2,215,579	30,968
Interest expense	(2,837)	—	(6,255)	—
TOTAL OTHER INCOME (EXPENSES) - NET	1,670,299	30,968	2,209,324	30,968

Net income (loss) before income tax provision	1,197,899	(491,791)	(87,232)	(491,791)

Income tax provision	(179,000)	—	(179,000)	—

Net income (loss)	$1,018,899	$(491,791)	$(266,232)	$(491,791)

Weighted average number of Class A common stock outstanding, basic and diluted	34,500,000	28,597,826	34,500,000	9,637,363
Basic and diluted net income (loss) per Class A common stock	$0.02	$(0.01)	$(0.01)	$(0.03)

Weighted average number of Class B common stock outstanding, basic and diluted	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income (loss) per Class B common stock	$0.02	$(0.01)	$(0.01)	$(0.03)

See accompanying notes to unaudited condensed financial statements

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the three and nine months ended September 30, 2022

	Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2022	8,625,000	$863	$—	$(12,897,255)	$(12,896,392)
Net loss	—	—	—	(1,129,584)	(1,129,584)
Balance as of March 31, 2022	8,625,000	$863	$—	$(14,026,839)	$(14,025,976)
Net loss	—	—	—	(155,547)	(155,547)
Balance as of June 30, 2022	8,625,000	$863	$—	$(14,182,386)	$(14,181,523)
Accretion for Class A common stock to redemption amount	—	—	—	(2,005,019)	(2,005,019)
Net income	—	—	—	1,018,899	1,018,899
Balance as of September 30, 2022	8,625,000	$863	$—	$(15,168,506)	$(15,167,643)

For the three and nine months ended September 30, 2021

	Class B Common Stock(1)		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2020, March 31 and June 30, 2021	8,625,000	$863	$24,602	$(465)	$25,000
Accretion for Class A common stock to redemption amount	—	—	(24,602)	(11,566,486)	(11,591,088)
Net loss	—	—	—	(491,791)	(491,791)
Balance as of September 30, 2021	8,625,000	$863	$—	$(12,058,742)	$(12,057,879)
(1)	In June 2021, the Sponsor forfeited 2,875,000 Founder Shares and, as a result, 8,625,000 shares of the Company’s Founder Shares were outstanding following such forfeiture. The share amounts as of September 30, 2021 and December 31, 2020 have been retroactively restated to account for the forfeiture.

See accompanying notes to unaudited condensed financial statements

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(266,232)	$(491,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(2,215,579)	(30,968)
Changes in operating assets and liabilities:
Prepaid expenses	589,268	(1,456,948)
Accounts payable and accrued expenses	266,217	291,961
Net Cash Used In Operating Activities	(1,626,326)	(1,687,746)

Cash flows From Investing Activites
Cash deposited into Trust Account	—	(345,000,000)
Cash withdrawn from Trust Account to pay taxes	45,001	—
Net Cash Provided by (Used in) Investing Activities	45,001	(345,000,000)
Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee		338,100,000
Proceeds from sale of private placement warrants		8,752,500
Proceeds from Notes payable	1,300,000	2,000,000
Proceeds (repayment) of advance from Sponsor	—	(164,476)
Payment of offering costs	—	(1,136,472)
Proceeds from Sponsor receivable	—	25,000
Net Cash Provided By Financing Activities	1,300,000	347,576,552

Net change in cash	(281,325)	888,806
Cash at beginning of period	430,391	—
Cash at end of period	$149,066	$888,806

Supplemental disclosure of non-cash financing activities:
Deferred underwriters' commissions charged to additional paid in capital in connection with the Public Offering	$—	$12,075,000
Deferred offering costs paid by related party	$—	$164,476
Initial classification of shares of Class A common stock subject to possible redemption	$—	$345,000,000

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

At September 30, 2022, the Company had not commenced any operations. All activity for the period from August 27, 2020 through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the net proceeds derived from the Initial Public Offering.

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

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At September 30, 2022 and December 31, 2021, the proceeds of the Initial Public Offering were held in U.S. government securities, as specified above.

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

Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2022, we do not have sufficient liquidity to meet our future obligations. As of September 30, 2022, we had a working capital deficit of approximately $3.3 million, current liabilities of approximately $4.1 million and had cash of approximately $149,000. For the three and nine months ended September 30, 2022, we had net income of approximately $1.0 million and a net loss of approximately $266,000, respectively.

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these unaudited condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution along with the liquidity concerns raise substantial doubt about the ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the Company’s amended and restated articles of incorporation. The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 28, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022 and its results of operations and cash flows for the nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had cash of $149,066 and $430,391, respectively. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federal depository insurance coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of cash and U.S. treasury bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in Investment income from Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Class A common stock issuance costs	(20,343,588)

Fair value of Public Warrants	(8,000,000)
Plus:
Accretion of carrying value to redemption value	28,343,588
Class A common stock subject to possible redemption – December 31, 2021	345,000,000
Accretion of carrying value to redemption value	2,005,019
Class A common stock subject to possible redemption – September 30, 2022	$347,005,019

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

As of September 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable and accrued offering costs, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. treasury securities with an original maturity of 185 days or less or investments in money market funds that are recognized at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities, if applicable, are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of September 30, 2022 and December 31, 2021, the Company’s derivative financial instruments were classified as equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

On August 16, 2022, the Inflation Reduction Act (the “IR Act”) was signed into law, which, among other things, will impose a 1% excise tax on certain public company stock buybacks beginning in 2023. The Company is assessing the potential impact of the IR Act and will continue to evaluate the IR Act’s impact as further information becomes available.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases, possibly including redemptions, made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the same taxable year. The Company does not expect a material impact on the Company’s financial statements at this time.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings and losses per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,300,000 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per share of common stock:

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss), as adjusted	$815,119	$203,780	$(377,837)	$(113,954)
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	28,597,826	8,625,000

Basic and diluted net income (loss) per share of common stock	$0.02	$0.02	$(0.01)	$(0.01)

	For the Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$(212,986)	$(53,246)	$(259,527)	$(232,264)
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	9,637,363	8,625,000

Basic and diluted net loss per share of common stock	$(0.01)	$(0.01)	$(0.03)	$(0.03)

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

Note 5.Related Party Transactions

Founder Shares

The Company was formed in August 2020. In August 2020, Acropolis Infrastructure Acquisition Sponsor, L.P. subscribed for 1,990 shares of the Company’s Class B common stock for $19.90. Acropolis Infrastructure Acquisition Sponsor, L.P. distributed the shares to Apollo Principal Holdings III, L.P. in December 2020. Apollo Principal Holdings III, L.P. then distributed the shares to Acquisition Sponsor, L.P. on March 16, 2021. On February 22, 2021, the Company completed a stock reclassification of its Class B common stock and, as a result, 11,500,000 shares of the Company’s shares of Class B common stock were outstanding (the “Founder Shares”). On March 31, 2021, 50,000 Founder Shares were purchased from the Sponsor by each of the three independent director nominees at a purchase price of approximately $0.002 per share. The independent director nominees paid $300 in aggregate for 150,000 shares. In June 2021, the Sponsor forfeited 2,875,000 Founder Shares and, as a result, 8,625,000 shares of the Company’s Founder Shares were outstanding following such forfeiture. The share amounts as of September 30, 2021 and December 31, 2021 have been retroactively restated to account for the forfeiture.

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

On July 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “July Note”). The July Note bears interest at a rate of 0.12% per annum and is payable on the date of an Initial Business Combination or the liquidation of the Company. As of September 30, 2022 and December 31, 2021, the outstanding balance under the July Note was $1,200,000.

On August 20, 2021, the Sponsor executed an unsecured promissory note (the “August Note”) to loan the Company an aggregate principal amount of $800,000. The August Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of September 30, 2022 and December 31, 2021, the outstanding balance on the August Note was $800,000.

On March 18, 2022, the Sponsor executed an unsecured promissory note (the “March Note”) to loan the Company an aggregate principal amount of $1,000,000. The March Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of September 30, 2022, the outstanding balance on the March Note was $1,000,000.

On September 16, 2022, the Sponsor executed an unsecured promissory note (the “September Note”) to loan the Company an aggregate principal amount of $300,000. The September Note bears interest at a rate of 2.31% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of September 30, 2022, the outstanding balance on the September Note was $300,000.

Related Party Loans

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of the funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants. At September 30, 2022 and December 31, 2021, there was no balance outstanding under the Working Capital Loans.

Advances from Related Party

An affiliate of the Sponsor paid certain formation and operating costs on behalf of the Company. During the three and nine months ended September 30, 2021, the related party paid certain Initial Public Offering costs totaling $0 and $164,476, respectively, on behalf of the Company. These advances were repaid upon consummation of the Initial Public Offering. During the three and nine months ended September 30, 2022, the related party paid expenses totaling $135,568 and $414,484, respectively, on behalf of the Company. As of September 30, 2022 and December 31, 2021, there was $94,272 and $0 due to the related party, respectively, which is included in accounts payable and accrued expenses on the condensed balance sheets.

Administrative Support Agreement

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company recorded an expense of $50,001 and $150,003, respectively, pursuant to this agreement which is included in “Administration fee-related party” on the condensed statements of operations. During the three and nine months ended September 30, 2021, the Company recorded an expense of $45,700, pursuant to this agreement which is included in “Administration fee-related party” on the condensed statements of operations.

Note 6.Fair Value Measurements

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$347,237,399	$345,066,821

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

Note 8.Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The authorized shares of common stock of the Company include 800,000,000 shares of Class A common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s shares of common stock are entitled to one vote for each share of common stock. As of September 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding, all of which are subject to possible conversion that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock

The authorized shares of common stock of the Company include 199,000,000 shares of Class B common stock with a par value of $0.0001 per share. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of completion of the Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination). As of September 30, 2022 and December 31, 2021, there were 8,625,000 Founder Shares issued and outstanding.

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s shares of common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon the Company’s redemption or liquidation. As of

September 30, 2022 and December 31, 2021, there were 17,300,000 warrants (5,800,000 Private Placement Warrants and 11,500,000 Public Warrants) outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on investments held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $1,018,899, which consists of interest income on investments held in the Trust Account of $1,673,136, offset by operating costs of $472,400 and interest expense of $2,837.

For the nine months ended September 30, 2022, we had a net loss of $266,232, which consists of operating costs of $2,296,556 and interest expense of $6,255, offset by interest income on investments held in the Trust Account of $2,215,579.

For the three and nine months ended September 30, 2021, we had a net loss of $491,791, which consists of operating costs of $522,759, offset by interest income on investments held in the Trust Account of $30,968.

Going Concern Considerations, Liquidity and Capital Resources

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,626,326. This was primarily attributable to changes in operating assets and liabilities of $855,485, offset by a net loss of $(266,232) and interest earned on investments held in the Trust Account of $2,215,579.

For the nine months ended September 30, 2021, cash used in operating activities was $1,687,746. This was primarily attributable to changes in operating assets and liabilities of $1,164,987 and a net loss of $491,791, offset by interest earned on investments held in the Trust Account of $30,968.

As of September 30, 2022 and December 31, 2021, we had cash and U.S. treasury securities held in the Trust Account of $347,237,399 and $345,066,821, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to pay our tax obligations. During the period ended September 30, 2022, we withdrew $45,000 of interest and dividends earned on the Trust Account to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2022 and December 31, 2021, the Company had cash of $149,066 and $430,391, respectively, outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Since the Initial Public Offering, we executed three promissory notes in the aggregate of $3,300,000 with our Sponsor in order to satisfy working capital requirements. See “Related Party Loans” in Note 5 to our condensed financial statements.

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

Going Concern and Management’s Plan

As of September 30, 2022, we do not have sufficient liquidity to meet our future obligations. As of September 30, 2022, we had a working capital deficit of approximately $3.3 million, current liabilities of approximately $4.1 million and had cash of approximately $149,000. For the three and nine months ended September 30, 2022, we had net income of approximately $1.0 million and a net loss of approximately $266,000, respectively.

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of this Quarterly Report. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution along with the liquidity concerns raise substantial doubt about the ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the Company’s amended and restated articles of incorporation. The accompanying unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report except as disclosed below.

The Excise Tax included in the Inflation Reduction Act of 2022 (the “IR Act”) may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the IR Act, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the IR Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended September 30, 2022.

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

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended September 30, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10- Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Acropolis Infrastructure Acquisition Corp.(1)
3.2	Amended and Restated Bylaws of Acropolis Infrastructure Acquisition Corp.(1)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
10.1*	Promissory Note, dated September 16, 2022, by and between the Registrant as the maker and the Sponsor as the payee.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 14, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-254409) and incorporated by reference herein.

Part III - SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Geoffrey Strong
		Name:	Geoffrey Strong
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ James Crossen
		Name:	James Crossen
		Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)