Form 10-K
period 2022-12-31
Acropolis Infrastructure Acquisition Corp.
filed 2023-03-31
CIK 1847891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

The Registrant’s Units began trading on the New York Stock Exchange on July 9, 2021 and the Registrant’s shares of Class A common stock began separate trading on the New York Stock Exchange on August 30, 2021. The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2022, was $333,615,000.

As of March 30, 2023, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

PART I

References in this annual report to “we,” “us,” “company” or “our company” are to Acropolis Infrastructure Acquisition Corp., a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” are to Acropolis Infrastructure Acquisition Sponsor, L.P., a Cayman Islands exempted limited partnership. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering.

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

Our executive offices are located at 9 West 57th Street, 42nd Floor, New York, NY 10019, and our telephone number is (212) 515-3200. Our corporate website address is www.acropolisinfrastructure.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

The company was formed in August 2020. In August 2020, our sponsor subscribed for 1,990 shares of the company’s Class B common stock, par value $0.0001 per share for $19.90. As of March 30, 2023, our sponsor owned 8,475,000 of the 8,625,000 shares of Class B common stock outstanding (the “founder shares”).

On July 13, 2021, we consummated the initial public offering (the “Initial Public Offering”) of 30,000,000 units (the “Units”), and in connection therewith granted the underwriters an over-allotment option to purchase an additional 4,500,000 Units (the “Over-Allotment Units”). The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. Each Unit consists of one share of the company’s Class A common stock, par value $0.0001 per share (the “public shares”), and one-third of one warrant (the “public warrants”). Each whole public warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

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

A suitable modern infrastructure target should have a proven, long-term value proposition and significant growth potential, while maintaining the defensive, downside-protected characteristics of traditional infrastructure, such as high barriers to entry and essentiality to society. We intend to focus on opportunities for targets which would make attractive public companies in the areas of telecommunications, transportation and mobility, waste or water management, renewable or traditional power generation, transmission or distribution, social services, education, healthcare, chemicals, industrials, and related infrastructure services and adjacencies. Our acquisition strategy will leverage the proprietary deal-sourcing capability of Apollo Global Management, Inc. (together with its consolidated subsidiaries, “Apollo”) as well as public transaction sources. Our goal is to build a focused business with multiple competitive advantages that have the potential to improve the target business’ overall value proposition as a public company. To source and pursue the best opportunity, we plan to utilize the network and industry experience and expertise of our management team and the broader Apollo platform. Over the course of their careers, our officers and directors have developed a broad network of contacts and relationships that we believe will serve as a useful source of acquisition opportunities. In addition to industry and lending relationships, we plan to leverage relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys, consultants and accountants, each of which provides unique channels of access to potential deal flow.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will leverage these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines. We intend to acquire target businesses that we believe:

●	are leading companies that have exhibited positive top-line growth and/or are experiencing secular tailwinds;
●	have defensible and established business models, with sustainable competitive advantages and multiple avenues for growth;
●	can potentially benefit from having a public currency to accelerate growth trajectory;
●	can benefit from our management team and Apollo’s operating expertise, industry network and financing experience;
●	are not reliant on financial leverage to generate returns;

●	are at the point in their lifecycle at which going public is a natural next step; and
●	will offer attractive risk-adjusted return for our stockholders.

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

Financial Position

With funds available for a business combination in the amount of up to $332.925 million after payment of $12.075 million of deferred underwriting commissions, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Our initial stockholders, sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of shares of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination, subject to any greater or additional vote required by applicable law or any rule or regulation applicable to us or our securities. A quorum for such meeting will consist of the holders present in person or by proxy of shares of our outstanding capital stock representing a majority of the voting power of all shares of our outstanding capital stock entitled to vote at such meeting. Our initial stockholders, officers and directors will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination. For purposes of seeking approval of the majority of shares of our outstanding common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 12,937,501, or 37.5%, of the 34,500,000 public shares sold in the Initial Public Offering and the Over-Allotment Closing to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with a business combination.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from cash held outside of the trust account, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We had access to up to approximately $600,000 from the proceeds of the Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window, or (iii) if they redeem their respective shares for cash in connection with our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Certain Potential Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Certain members of our management team and directors who are affiliated with Apollo have fiduciary duties or are subject to contractual obligations or policies and procedures that require them to present business opportunities that may be appropriate for one or more Apollo Funds to the respective investment committees of such funds prior to presenting such opportunities to us regardless of the capacity in which they are made aware of such opportunities. Certain members of our management team and directors have fiduciary duties to Apollo Strategic Growth Capital II (“APSG II”), Apollo Infrastructure Opportunities Fund I (“AIOF I”) and Apollo Infrastructure Opportunities Fund II and its parallel vehicles and alternative investment vehicles (“AIOF II”). Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity, including APSG II, AIOF I, AIOF II and/or any other Apollo entity, to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity, including APSG II, AIOF I, AIOF II and/or any other Apollo entity. Our Chief Executive Officer currently serves in that role for APSG II. Our Chief Financial Officer currently serves in that role for APSG II. Our Chairman has fiduciary and contractual duties to AIOF I and AIOF II. Our amended and restated certificate of incorporation provides that to the maximum extent permitted by applicable law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for both us and another entity, including APSG II, AIOF I, AIOF II and/or any other Apollo entity, about which any member of our management team or director acquires knowledge and we will waive any claim or cause of action we may have in respect thereof. Our amended and restated certificate of incorporation also provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any Apollo entity or any other entity to which an officer or director has a fiduciary or contractual obligation may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such entity a class of equity or equity-linked securities. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

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

In addition, Apollo and its affiliates and/or Apollo Funds, and our officers and directors may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. In particular, affiliates of Apollo formed, and such affiliates, Mr. Patel and Mr. Crossen were previously engaged in, Apollo Strategic Growth Capital (“APSG I”), a special purpose acquisition company that completed its initial public offering in October 2020 and completed its initial business combination in May 2022. Affiliates of Apollo formed and such affiliates, Mr. Patel and Mr. Crossen are actively engaged in APSG II, a special purpose acquisition company that completed its initial public offering in February 2021. APSG II may pursue initial business combination targets in any businesses or industries and has until February 2023 to do so (which date may be extended under certain circumstances). In addition, an affiliate of Apollo formed, and such affiliate and Mr. Crossen were previously engaged in, Spartan Energy Acquisition Corp. (“Spartan I”), a special purpose acquisition company that completed its initial public offering in August 2018 and completed its initial business combination in October 2020. An affiliate of Apollo also formed, and such affiliate and Mr. Crossen were previously engaged in, Spartan Acquisition Corp. II (“Spartan II”), a special purpose acquisition company that completed its initial public offering in November 2020 and completed its initial business combination in July 2021. An affiliate of Apollo also formed, and such affiliate and Mr. Crossen were previously engaged in, Spartan Acquisition Corp. III (“Spartan III”), a special purpose acquisition company that completed its initial public offering in February 2021, and completed its initial business combination in March 2022. To the extent that the potential target pipeline is robust, it is more likely Apollo or its affiliates, as well as Apollo Funds, will sponsor additional blank check companies in the future. Any such companies, including APSG II, may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates and the board and management teams.

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

Facilities

Our executive offices are located at 9 West 57th Street, 42nd Floor, New York, NY 10019, and our telephone number is (212) 515-3200. The cost for our use of this space is included in the $16,667 per month, for up to 27 months. We pay our sponsor for office space, utilities, secretarial support services and administrative services.

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

We are required to evaluate our internal control procedures beginning with this annual report as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. We have filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	being a company with no operating history and no revenues;
•	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;

•	our public stockholders’ ability to exercise redemption rights;
•	the requirement that we complete our initial business combination within the completion window;
•	the possibility that NYSE may delist our securities from trading on its exchange;
•	being declared an investment company under the Investment Company Act;
•	complying with changing laws and regulations;
•	the performance of the prospective target business or businesses;
•	our ability to select an appropriate target business or businesses;
•	the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities;
•	the issuance of additional shares of Class A common stock in connection with a business combination that may dilute the interest of our public stockholders;
•	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;
•	our success in retaining or recruiting, or changes required in, our officers or directors following our initial business combination;
•	our ability to obtain additional financing to complete our initial business combination;
•	our ability to amend the terms of public warrants in a manner that may be adverse to the holders of public warrants;
•	our ability to redeem unexpired public warrants prior to their exercise;
•	our public securities’ potential liquidity and trading; and
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

Our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 12,937,501, or 37.5%, of the 34,500,000 public shares sold in the Initial Public Offering and the Over-Allotment Closing to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have such initial business combination approved. We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

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

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination will be unsuccessful will increase. If our initial business combination is unsuccessful, you will not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate, or you are able to sell your shares in the open market.

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

If the funds available to us outside the trust account are insufficient to allow us to operate for at least the duration of the completion window, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

If the funds available to us outside the trust account are insufficient to allow us to operate for at least the duration of the completion window, this limitation could impact the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to make permitted withdrawals and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, only approximately $106,393 was available to us outside the trust account to fund our working capital requirements as of December 31, 2022. The amount held in the trust account will not be impacted as a result of such increase or decrease. If our other sources of working capital are insufficient, we will depend on loans from our sponsor or management team or a third party to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, it could limit the amount available to fund our search for a target business and we may be unable to complete our initial business combination. We could also be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to consummate an initial business combination and instead be required to liquidate the Company. To avoid that result, on or shortly prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, we may liquidate securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would receive upon any redemption or liquidation of the Company.

On March 30, 2022, the SEC issued the proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a SPAC to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement relating to the SPAC’s initial public offering. Such SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement relating to its initial public offering.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the registration statement relating to its initial public offering or that has not consummated its initial business combination within 24 months after such date. We haven’t entered into a definitive business combination agreement within 18 months after the effective date of the registration statement relating to our Initial Public Offering, and we cannot be sure as to whether we will be able to consummate our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to consummate an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our Initial Public Offering, been held only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, on or shortly prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption of our public shares or liquidation of the Company.

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

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we intend to focus our search for a target business in infrastructure, infrastructure services and related sectors in North America, we may complete a business combination with an operating company in any industry, sector or location. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination with us, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any security holders who choose to remain security holders following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value of their securities.

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

We intend to focus our search for a business combination target in infrastructure, infrastructure services and related sectors in North America. Accordingly, we may pursue a target business in any sector within the infrastructure space. Because we have not yet selected any specific target business or sector, we cannot provide specific risks of any business combination. However, risks inherent in investments in infrastructure, infrastructure services and related sectors include, but are not limited to, the following:

•

Significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable laws and regulations, including the ability to procure necessary governmental licenses, concessions, leases or contracts and rules and regulations relating to environmental protection and climate change, including potential penalties resulting from the violation of such environmental regulations;

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 800,000,000 shares of Class A common stock, par value $0.0001 per share, 199,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 undesignated shares of preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 765,500,0000 and 190,375,000 authorized but unissued shares of Class A common stock and shares of Class B common stock, respectively, available for issuance, which amount does not take into account shares of Class A common stock reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of shares of Class B common stock. Our shares of Class B common stock are automatically convertible into shares of Class A common stock at the time of completion of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue shares of Class A common stock or equity-linked securities related to our initial business combinations. As of December 31, 2022, there were no shares of preferred stock issued and outstanding.

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

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’ management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’ management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

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

Of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, up to $345,600,000 is available to complete our business combination and pay related fees and expenses (which includes $12,075,000 for payment of deferred underwriting commissions). Of the up to $345,600,000, $600,000 was held outside the trust account and was used for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including certain redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”) occurring after December 31, 2022. Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has authority to provide excise tax regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. On December 27, 2022, the U.S. Department of the Treasury issued a notice that provides interim operating rules for the excise tax, including rules governing the calculation and reporting of the excise tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the excise tax are published. Subject to potential exceptions, such notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change. It remains uncertain in some respects whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with an initial business combination, if the deadline for us to complete a business combination is extended or in the event we do not consummate an initial business combination by the appropriate date and liquidate.

Risks Relating to Conflicts and Our Management Team

Certain members of our management and board are required to present opportunities to Apollo prior to us, and we may not receive any opportunity to acquire a target business that would be attractive to us.

Certain members of our management team and directors, including those who are affiliated with APSG II, AIOF I, AIOF II and/or Apollo, have fiduciary duties or are subject to contractual obligations or policies and procedures that require them to present business opportunities that may be appropriate for one or more entities, including APSG II, AIOF I, AIOF II and/or other Apollo Funds, to the respective investment committees of such entities or funds prior to presenting such opportunities to us regardless of the capacity in which they are made aware of such opportunities. As a result, we may not receive any opportunity to acquire a target business that would be attractive to us. Our amended and restated certificate of incorporation provides that to the maximum extent permitted by applicable law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for both us and another entity, including APSG II, AIOF I, AIOF II and/or any other Apollo entity, about which any member of our management team or director acquires knowledge and we will waive any claim or cause of action we may have in respect thereof. We cannot guarantee that any opportunity that would be suitable for us will not be pursued by another entity, including APSG II, AIOF I, AIOF II, another Apollo Fund or Apollo, or that any opportunity that is passed upon by such other entity will be referred to us in a timely manner or at all.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors are also employed by Apollo, which is an investment manager to various private investment funds, partnerships and accounts which may make investments in companies that we may target for our initial business combination. Our Chief Executive Officer and Chief Financial Officer also serve in those roles for APSG II. Our Chairman has fiduciary and contractual duties to AIOF I and AIOF II and is a “key person” to certain Apollo Funds, owes fiduciary duties to such funds, and is obligated to dedicate a certain amount of time to such funds. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

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

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In particular, affiliates of Apollo formed, and such affiliates, Mr. Patel and Mr. Crossen were previously engaged in, APSG I, a special purpose acquisition company that completed its initial public offering in October 2020 and completed its initial business combination in May 2022 and APSG II, a special purpose acquisition company that completed its initial public offering in February 2021. APSG II may pursue initial business combination targets in any businesses or industries and has until May 2023 to do so (which date may be extended under certain circumstances). In addition, an affiliate of Apollo formed, and such affiliate and Mr. Crossen were previously engaged in, Spartan I, a special purpose acquisition company that completed its initial public offering in August 2018 and completed its initial business combination in October 2020. An affiliate of Apollo also formed, and such affiliate and Mr. Crossen were previously engaged in, Spartan II, a special purpose acquisition company that completed its initial public offering in November 2020 and completed its initial business combination in July 2021. An affiliate of Apollo also formed, and such affiliate and Mr. Crossen were previously engaged in, Spartan III, a special purpose acquisition company that completed its initial public offering in February 2021 and completed its initial business combination in March 2022. Each of our officers and directors owes fiduciary duties to these entities in which they serve as an officer or director. Any such companies, including APSG II, may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates and the board and management teams.

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

As of March 30, 2023, our initial stockholders, including our sponsor, own an aggregate of 8,625,000 founder shares. The number of founder shares issued was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 34,500,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares of common stock after the Initial Public Offering. In March 2021, each of our three independent director nominees purchased 50,000 founder shares from our sponsor. The founder shares will be worthless if we do not complete our initial business combination. In addition, our sponsor purchased an aggregate of 5,835,000 Private Placement Warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $8.75 million, or $1.50 per warrant, that will also be worthless if we do not complete a business combination. The founder shares are identical to the shares of Class A common stock included in the units being sold in the Initial Public Offering, except that they are shares of Class B common stock that automatically convert into our shares of Class A common stock at the time of completion of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein, and subject to certain other exceptions described herein. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the end of the completion window nears.

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

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
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

Since the net proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the net proceeds of the Over-Allotment Closing are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us upon the completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this annual report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Past performance by Apollo, Apollo Funds, our management team, APSG I, APSG II, Spartan I, Spartan II or Spartan III is not indicative of future performance of an investment in the company.

Information regarding performance by, or businesses associated with, Apollo, Apollo Funds, our management team, APSG I, APSG II, Spartan I, Spartan II or Spartan III is presented for informational purposes only. Past performance by Apollo, Apollo Funds, our management team, APSG I, APSG II, Spartan I, Spartan II or Spartan III is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of Apollo, Apollo Funds, our management team, APSG I, APSG II, Spartan I, Spartan II or Spartan III’s performance as indicative of our future performance or of an investment in the company or the returns the company will, or is likely to, generate going forward.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 9 West 57th Street, 42nd Floor, New York, NY 10019, and our telephone number is (212) 515-3200. The cost for our use of this space is included in the $16,667 per month, for up to 27 months, we pay our sponsor for office space, utilities, secretarial support services and administrative services.

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

Holders

Although there are a larger number of beneficial owners, at March 30, 2023, there was one holder of record of our units, one holder of record of our separately traded common stock and one holder of record of our separately traded warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On July 13, 2021, we consummated the Initial Public Offering of 30,000,000 Units, and in connection therewith granted the underwriters an over-allotment option to purchase an additional 4,500,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. Each Unit consists of one share of our Class A common stock, par value $0.0001 per share, and one-third of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

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

The company incurred approximately $17,850,948 of offering costs in connection with the Initial Public Offering, including $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $1,350,948 of other costs. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus dated July 9, 2021, which was filed with the SEC.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this annual report.

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

Results of Operations

We have neither engaged in any operations, other than in connection with our search for a business combination, nor generated any revenues to date. Our only activities from August 27, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $205,069, which consists of interest income on investments held in the trust account of $3,931,858, offset by operating costs of $2,942,858, interest expense of $10,478 and income tax provision of $773,453.

For the year ended December 31, 2021, we had a net loss of $1,330,304, which consists of operating costs of $1,394,125, offset by interest income on investments held in the trust account of $66,821.

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

Substantially concurrently with the closing of the sale of the Over-Allotment Units, we consummated the private sale of an additional 600,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to the sponsor, generating gross proceeds of $900,000. Following the closing of the over-allotment option and sale of additional Private Placement Warrants, a total of $345,000,000 was placed in the trust account, and we had $559,752 of cash held outside of the trust account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $19,425,948 in transaction costs, including $6,000,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $1,350,948 of other costs.

For the year ended December 31, 2022, cash used in operating activities was $2,616,998. Interest earned on investments held in the trust account of $3,931,858 and changes in operating assets and liabilities, which used $1,298,338 of cash from operating activities, contributed to net income of $205,069.

For the year ended December 31, 2021, cash used in operating activities was $2,146,161. Interest earned on investments held in the trust account of $66,821 and changes in operating assets and liabilities, which used $749,036 of cash from operating activities, contributed to a net loss of $1,330,304.

As of December 31, 2022 and 2021, we had cash and marketable securities held in the trust account of $348,005,679 and $345,066,821, respectively. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay franchise and income taxes. During the period ended December 31, 2022, we withdrew $993,000 of interest earned on the trust account to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022 and 2021, we had cash of $106,393 and $430,391, respectively, outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income (Loss) per Share of Common Stock

Our company’s statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share of common stock, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the trust account, net of applicable franchise and income taxes, by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Sanjay Patel	62	Chief Executive Officer and Director
James Crossen	49	Chief Financial Officer and Chief Accounting Officer
Dylan Foo	45	Chairman of Board of Directors
Ian Deason	47	Director
Curtis Morgan	62	Director
David Small	58	Director
Theresa M.H. Wise, Ph.D.	56	Director

Sanjay Patel is our Chief Executive Officer and Director. Mr. Patel is Partner and Vice-Chair, Apollo Capital Solutions at Apollo. He is currently a member of Apollo’s Business Committee and was formerly Chairman International of Private Equity, Head of Europe and Managing Partner of Apollo European Principal Finance. He is currently a Director of Tegra Apparel and Chief Executive Officer and a Director of APSG II. He previously also served as Chief Executive Officer and Director of APSG I. Mr. Patel joined Apollo in 2010 as Head of International Private Equity. Prior to Apollo, Mr. Patel was a partner at Goldman, Sachs & Co., where he was co-head of European and Indian Private Equity for the Principal Investment Area (PIA), a member of the Goldman Sachs Partnership Committee and a member of the Investment Committee of the Goldman Sachs Foundation. Prior thereto, he was President of Greenwich Street Capital. Mr. Patel received his AB and SM engineering degrees, magna cum laude, from Harvard College and received his MBA degree from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar. He was educated at Eton College in the UK, where he was a King’s Scholar. We believe Mr. Patel’s extensive financial background and expertise in investing in public and private companies makes him well qualified to serve on our board of directors.

James Crossen is our Chief Financial Officer and Chief Accounting Officer. Mr. Crossen also serves as the Chief Financial Officer and Chief Accounting Officer of APSG II. He was previously Chief Financial Officer and Chief Accounting Officer of APSG I, Spartan I, Spartan II and Spartan III. Mr. Crossen also serves as Chief Financial Officer for Private Equity, Real Assets and Insurance at Apollo, after having joined in 2010. Prior to that time, Mr. Crossen was a Controller at Roundtable Investment Partners LLC. Prior thereto, Mr. Crossen was a Controller at Fortress Investment Group. Prior to that time, Mr. Crossen was a member of the Funds Management and Tax Group at JP Morgan Partners LLC. Mr. Crossen is a Certified Public Accountant in New York. Mr. Crossen received his B.A. from the University of Connecticut.

Dylan Foo is the Chairman of our board of directors. Mr. Foo is a Partner at Apollo and Head of the Firm’s Global Infrastructure platform, which has historically deployed over $20 billion in infrastructure. Mr. Foo has 20 years industry experience investing in Asia, UK, Europe and North America, with a particular focus on mid-market assets in transportation, telecommunications and social infrastructure. Mr. Foo currently serves on the board of directors of Primafrio Iberica Group, S.L. and Broad Reach Power LLC. Mr. Foo previously served on the board of directors of the parent entity of Parallel Infrastructure. Prior to joining Apollo, Mr. Foo spent over 13 years at AMP Capital, where he served as Partner & Global Head of Direct Investments. Mr. Foo was a member of the Global Infrastructure Investment Committee, overseeing all investing activities. Mr. Foo has previously served on the board of directors of Angel Trains (UK), Everstream, Millennium Parking Garages, Smarte Carte, and ITS ConGlobal. Mr. Foo previously worked at Westpac Bank and Morgan Stanley. Mr. Foo received a Master’s of Applied Finance from Macquarie University and a Bachelor’s of International Business from Queensland University of Technology. Mr. Foo’s significant experience executing infrastructure transactions across the globe and building infrastructure investment platforms makes him a valuable member of our board of directors.

Ian Deason is our Director. Mr. Deason currently serves as Chief Operating Officer of LivCor, a multi-family housing asset management company. Mr. Deason previously served as JetBlue’s Head of Customer Experience, leading 16,000 customer-facing crewmembers across JetBlue’s network of over 100 cities spanning North, Central and South America, from 2018 through 2021. Mr. Deason’s responsibility included all airport, contact center and inflight operations across JetBlue’s network. Prior to his role as Head of Customer Experience, he held roles of increasing responsibility across commercial and operations functions during his 15 years at JetBlue, where he scaled JetBlue’s business, culture and industry-leading customer service through multiple phases of growth. Before joining JetBlue, Mr. Deason worked in investment banking at Credit Suisse and private equity at Carnegie Wylie in Australia. He also served on Capitol Hill as Senior Advisor to the Chairman of the U.S. House of Representatives Committee on Small Business. Mr. Deason currently serves on the advisory board for Tomorrow.io, a weather intelligence platform, and holds a master’s degree from Harvard Business School and a bachelor’s degree in economics from Northwestern University. Mr. Deason’s public company executive experience and background in transportation make him a valuable addition to our board of directors.

Curtis Morgan is our Director. Mr. Morgan most recently served as CEO of Vistra Corp., an integrated retail electricity and power generation company, from December 2020 to August 2022, having formerly served as its president and CEO since 2016. Prior to joining Vistra, Mr. Morgan was an operating partner at Energy Capital Partners, a private equity firm focused on investing in North America’s energy infrastructure. He joined the firm in 2015 and was involved in all areas of the firm’s investment activities, with a particular emphasis on origination, diligence and portfolio company governance and oversight, across all of Energy Capital’s sectors of investments. During his 39-year career, Mr. Morgan has held leadership responsibilities in nearly every major U.S. power market and throughout the energy value chain. Prior to joining Energy Capital, he served as the president and CEO of both EquiPower Resources Corp. and FirstLight Power Resources, Inc. He recently served as a director of Summit Midstream General Partner at Summit Midstream Partners. He has also held leadership positions at NRG Energy, Mirant Corporation, Reliant Energy and BP Amoco. Mr. Morgan serves on the board of directors and is currently chairman of the Board of Just Energy (U.S.) Corp., a retail energy provider specializing in electricity and natural gas, and on the board of Comp-U-Dopt, a non-profit providing technology access and education to underserved youth. He has previously served on the board of Prevent Child Abuse Georgia. A certified public accountant, Mr. Morgan received a Bachelor’s degree in accounting from Western Illinois University and a Master of Business Administration in finance and economics from the University of Chicago. We believe Mr. Morgan’s extensive leadership experience and background make him a well-qualified member of our board of directors.

David Small is our Director. Mr. Small retired from Verizon Communications after a 31 year career in a number of senior executive roles. Mr. Small was Executive Vice President of Global Field Operations and Assurance from 2016 to 2019, and was responsible for leading 35,000 field construction and operations employees for the Verizon Wireless, Telecom and Business networks across the globe. Prior to this role, Mr. Small was the Executive Vice President and Chief Operating Officer of Verizon Wireless, and was responsible for 58,000 sales, customer service, and field operations employees across the U.S. Prior to this, Mr. Small was Chief

Platform Officer of Verizon, Chief Technology Officer of Verizon Wireless, and President of Verizon’s wholesale business. Earlier in his career he had many engineering, marketing, sales, and operational roles at Verizon and predecessor companies. Mr. Small currently serves as an operating partner of Snowhawk. Mr. Small is also on the board of KidsPeace – a national charity organization dedicated to serving children. Mr. Small received his Bachelor’s degree in Mechanical Engineering from Purdue University, and his Master of Business Administration from Ball State University. We believe Mr. Small’s experience in building, operating and maintaining large global infrastructure networks, and his experience across various operations, technology and business unit domains make him a well-qualified member of our board of directors.

Theresa M. H. Wise, Ph.D. is our Director. Dr. Wise is Chief Executive Officer and principal for Utaza, LLC, an information technology consulting company, a role she has held since 2017. Dr. Wise is the former Senior Vice President and Chief Information Officer of Delta Air Lines, a role she held from 2008 to 2016. Prior to joining Delta, Dr. Wise held a number of positions at Northwest Airlines Corporation, including serving as the company’s Chief Information Officer from 2001 until Northwest Airlines Corporation’s merger with Delta in 2008. Dr. Wise currently serves on the Board of Directors of Viasat, a global communications company, IBS Software, a leading SaaS solutions provider for the travel industry globally, CWT, a business-to-business travel management and technology company, Midcontinent Independent System Operator, a non-profit member-based organization that ensures reliable, least-cost delivery of electricity, and St. Olaf College, a not-for-profit where she serves on the Board of Regents, as well as the Executive, Nominating and Governance, and Audit Committees. Dr. Wise previously served on the Board of Directors of Impinj, a manufacturer of radio-frequency identification devices and software. Dr. Wise received her Bachelor’s degree in Mathematics and Chemistry from St. Olaf College and her doctorate and Master of Science degrees in Applied Math from Cornell University. We believe Dr. Wise’s extensive leadership experience and background in operations and technology make her a well-qualified member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Sanjay Patel and Dylan Foo, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Curtis Morgan and David Small, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Theresa M.H. Wise and Ian Deason, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Audit Committee

We have established an audit committee of the board of directors. Curtis Morgan, David Small and Theresa M. H. Wise serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Curtis Morgan, David Small and Theresa M. H. Wise are independent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022, there were no delinquent filers.

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

Item 11. Executive Compensation.

Executive Officer and Director Compensation

In connection with his appointment to the board of directors, Mr. Ian Deason received a one-time cash compensation of $250,000. None of our officers or other directors has received any cash compensation for services rendered to us.

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

	Class A Common Stock		Class B Common Stock
	Number of		Number of
	Shares	Approximate	Shares	Approximate
	Beneficially	Percentage of	Beneficially	Percentage of	Percentage of
Name and Address of Beneficial Owner(1)	Owned	Class	Owned	Class	Common Stock
Acropolis Infrastructure Acquisition Sponsor, L.P. (our sponsor)(2)(3)	—	—	8,475,000	98.30%	19.65%
Adage Capital Partners, L.P.(4)	2,643,512	7.66%	—	—	6.13%
Taconic Capital Advisors L.P.(5)	2,590,762	7.50%	—	—	6.00%
Citadel Advisors LLC (6)	2,238,925	6.50%	—	—	5.19%
Sanjay Patel	—	—	—	—	—
James Crossen	—	—	—	—	—
Dylan Foo	—	—	—	—	—
Ian Deason	—	—	—	—	—
Curtis Morgan(2)	—	—	50,000	*	*
David Small(2)	—	—	50,000	*	*
Theresa M. H. Wise(2)	—	—	50,000	*	*
All directors and executive officers as a group (7 Individuals)(2)	—	—	150,000	*	*
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 9 West 57th Street, 42nd Floor, New York, New York 10019.

(2)	Interests in shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described in our registration statement.
(3)	Our sponsor is a Cayman Islands exempted limited partnership managed, advised and operated by AP Caps II Holdings GP, LLC (“Holdings GP”), an affiliate of Apollo Global Management, Inc. Holdings GP is the general partner of our sponsor. Acropolis Infrastructure Acquisition Advisors, L.P. (“Advisors LP”) is the sole limited partner of our sponsor. Apollo Principal Holdings III, L.P. (“Principal III”) is the sole member of Holdings GP. Apollo Principal Holdings III GP, Ltd. (“Principal III GP”) serves as the general partner of Principal III. Messrs. Scott Kleinman, Marc Rowan and James Zelter are the directors of Principal III GP and as such may be deemed to have voting and dispositive control of the common stock held of record by our sponsor. The address of Sponsor, Holdings GP, Principal III and Principal III GP is c/o Walkers Corporate Limited; 190 Elgin Avenue; George Town; Grand Cayman KY1-9001. The address of each of Messrs. Kleinman, Rowan and Zelter, is 9 West 57th Street, 42nd Floor, New York, New York 10019.
(4)	According to Schedule 13G, filed on July 23, 2021 by Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Mr. Robert Atchinson and Mr. Philip Gross, each of whom share voting and dispositive power with respect to certain of the reported shares shown above. The business address of such parties is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(5)	According to Schedule 13G, filed on February 10, 2023 by Taconic Capital Advisors L.P., Taconic Capital Advisors UK LLP, Taconic Associates LLC, Taconic Capital Partners LLC, Taconic Capital Performance Partners LLC and Mr. Frank P. Brosens, each of whom share voting and dispositive power with respect to certain of the reported shares shown above. The business address of such parties is 280 Park Avenue, 5th Floor, New York, NY 10017.
(6)	According to Schedule 13G/A, filed on February 14, 2023 by Citadel Advisors LLC, Citadel Advisors Holdings LP, Citadel GP LLC, Citadel Securities LLC, Citadel Securities Group LP, Citadel Securities GP LLC and Mr. Kenneth Griffin, each of whom share voting and dispositive power with respect to certain of the reported shares shown above. The business address of such parties is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.

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

We entered into an Administrative Services Agreement pursuant to which we pay an affiliate of our sponsor a total of $16,667 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 27 months, an affiliate of our sponsor will be paid a total of $200,000 ($16,667 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

On July 27, 2021, the sponsor agreed to loan us an aggregate of up to $1,200,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “July Note”). The July Note bears interest at a rate of 0.12% per annum and is payable on the date of an initial business combination or the liquidation of the company. As of December 31, 2022, the outstanding balance under the July Note was $1,200,000.

On August 20, 2021, our sponsor executed an unsecured promissory note (the “August Note”) to loan us an aggregate principal amount of $800,000. The August Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an initial business combination or the liquidation of the company. As of December 31, 2022, the outstanding balance on the August Note was $800,000.

On March 18, 2022, the our sponsor executed an unsecured promissory note (the “March Note”) to loan the Company an aggregate principal amount of $1,000,000. The March Note bears interest at a rate of 0.74% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of December 31, 2022, the outstanding balance on the March Note was $1,000,000.

On September 16, 2022, the Sponsor executed an unsecured promissory note (the “September Note”) to loan the Company an aggregate principal amount of $300,000. The September Note bears interest at a rate of 2.31% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of December 31, 2022, the outstanding balance on the September Note was $300,000.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period for the years ended December 31, 2022 and 2021 totaled $72,280 and $100,425, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 or 2021.

Tax Fees. We did not pay Withum for tax planning and tax advice for the years ended December 31, 2022 or 2021.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2022 or 2021.

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

4.6	Description of Securities of the Company (incorporated by reference to the Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022).
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

10.12

Administrative Services Agreement, dated July 8, 2021, by and between the Registrant and Acropolis Infrastructure Acquisition Sponsor, L.P. (incorporated by reference to the Exhibit 10.11 filed with the Current Report on Form 8-K filed by the Registrant on July 14, 2021).

10.13

Engagement Letter, dated August 23, 2021, between the Registrant and Ian Deason (incorporated by reference to the Exhibit 10.1 filed with the Current Report on Form 8-K filed by the Registrant on August 25, 2021).

10.14

Indemnification Agreement, dated September 10, 2021, between the Registrant and Ian Deason (incorporated by reference to Exhibit 10.11 filed with the Quarterly Report on Form 10-Q filed by the Registrant on November 15, 2021).

10.15

Promissory Note, dated July 27, 2021, by and between the Registrant as the maker and the Sponsor as the payee (incorporated by reference to the Exhibit 10.12 filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 23, 2021).

Exhibit Number	Description
10.16

Promissory Note, dated August 20, 2021, by and between the company as the maker and the Sponsor as the payee (incorporated by reference to the Exhibit 10.13 filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 23, 2021).

10.17

Promissory Note, dated March 18, 2022, by and between the company as the maker and the Sponsor as the payee (incorporated by reference to the Exhibit 10.1 filed with the Quarterly Report on Form 10-Q filed by the Registrant on May 16, 2022).

10.18

Promissory Note, dated September 16, 2022, by and between the company as the maker and the Sponsor as the payee (incorporated by reference to the Exhibit 10.1 filed with the Quarterly Report on Form 10-Q filed by the Registrant on November 10, 2022).

10.19*	Indemnification Agreement, dated December 20, 2022, between the Registrant and Sanjay Patel.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 30th day of March, 2023.

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

By:	/s/ Sanjay Patel
Name:	Sanjay Patel
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sanjay Patel	Chief Executive Officer, and Director	March 30, 2023
Sanjay Patel	(Principal Executive Officer)

/s/ James Crossen	Chief Financial Officer	March 30, 2023
James Crossen	(Principal Financial and Accounting Officer)

/s/ Dylan Foo	Director	March 30, 2023
Dylan Foo

/s/ Ian Deason	Director	March 30, 2023
Ian Deason

/s/ Curtis A. Morgan	Director	March 30, 2023
Curtis A. Morgan

/s/ David Small	Director	March 30, 2023
David Small

/s/ Theresa M.H. Wise	Director	March 30, 2023
Theresa M.H. Wise

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Acropolis Infrastructure Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acropolis Infrastructure Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021 and the related statements of operations, changes in stockholders’ Equity (deficit) and Cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022, and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by July 13, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity concerns, date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2021.

New York, New York

March 30, 2023

PCAOB ID Number 100

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

(formerly known as AP Caps III, Corp.)

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$106,393	$430,391
Prepaid expenses	424,370	1,238,043
Total current assets	530,763	1,668,434

Investments held in Trust Account	348,005,679	345,066,821
Total assets	$348,536,442	$346,735,255

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$785,125	$489,007
Accrued offering costs	67,640	67,640
Notes payable	3,300,000	2,000,000
Total current liabilities	4,152,765	2,556,647

Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	16,227,765	14,631,647

Commitments and contingencies (Note 7)

Temporary equity:
Class A common stock subject to possible redemption (34,500,000 shares at $10.08 per share redemption value as of December 31, 2022 and $10.00 per share redemption value as of December 31, 2021)	347,919,667	345,000,000

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 800,000,000 shares authorized, none issued and outstanding (net of 34,500,000 shares of Class A common stock subject to possible redemption) as of December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 199,000,000 shares authorized, 8,625,000 shares issued and outstanding as of December 31, 2022 and 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,611,853)	(12,897,255)
Total stockholders’ deficit	(15,610,990)	(12,896,392)
Total liabilities, temporary equity and stockholders’ deficit	$348,536,442	$346,735,255

See accompanying notes to financial statements.

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

(formerly known as AP Caps III, Corp.)

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2022	2021
REVENUE	$—	$—

EXPENSES
Administration fee - related party	200,004	95,701
General and administrative	2,742,854	1,301,424
TOTAL EXPENSES	2,942,858	1,397,125

OTHER INCOME (EXPENSES)
Investment income from Trust Account	3,931,858	66,821
Interest expense	(10,478)	—
TOTAL OTHER INCOME (EXPENSES) - NET	3,921,380	66,821

Net income (loss) before income tax provision	978,522	(1,330,304)
Income tax provision	773,453	—
Net income (loss)	$205,069	$(1,330,304)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	34,500,000	15,998,630
Basic and diluted net income (loss) per share of Class A common stock	$0.00	$(0.06)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	8,625,000	7,965,411
Basic and diluted net income (loss) per share of Class B common stock	$0.00	$(0.06)

See accompanying notes to financial statements.

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

(formerly known as AP Caps III, Corp.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	8,625,000	$863	$24,602	$(465)	$25,000
Accretion for Class A common stock to redemption amount	—	—	(24,602)	(11,566,486)	(11,591,088)
Net loss	—	—	—	(1,330,304)	(1,330,304)
Balance as of December 31, 2021	8,625,000	863	—	(12,897,255)	(12,896,392)
Accretion for Class A common stock to redemption amount	—	—	—	(2,919,667)	(2,919,667)
Net income	—	—	—	205,069	205,069
Balance as of December 31, 2022	8,625,000	$863	$—	$(15,611,853)	$(15,610,990)

See accompanying notes to financial statements.

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

(formerly known as AP Caps III, Corp.)

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$205,069	$(1,330,304)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investments held in Trust Account	(3,931,858)	(66,821)
Changes in operating assets and liabilities:
Prepaid expenses	813,673	(1,238,043)
Accounts payable and accrued expenses	296,118	489,007
Net Cash Used In Operating Activities	(2,616,998)	(2,146,161)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(345,000,000)
Cash withdrawn from Trust Account to pay taxes	993,000	—
Net Cash Provided By (Used In) Investing Activities	993,000	(345,000,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	—	338,100,000
Proceeds from sale of Private Placement Warrants	—	8,752,500
Proceeds from Notes payable	1,300,000	2,000,000
Proceeds (repayment) of advances from Sponsor	—	(164,476)
Payment of offering costs	—	(1,136,472)
Proceeds from Sponsor receivable	—	25,000
Net Cash Provided By Financing Activities	1,300,000	347,576,552

Net change in cash	(323,998)	430,391
Cash at beginning of year	430,391	—
Cash at end of year	$106,393	$430,391

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to additional paid-in capital in connection with the Initial Public Offering	$—	$12,075,000
Deferred offering costs paid by related party	$—	$164,476
Initial classification of shares of Class A common stock subject to possible redemption	$—	$345,000,000
Income taxes paid	$903,000	$—

See accompanying notes to financial statements.

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

(formerly known as AP Caps III, Corp.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 1. Description of Organization, Business Operations and Going Concern

Organization and General

Acropolis Infrastructure Acquisition Corp. (formerly known as AP Caps III, Corp.) (the “Company”) was incorporated in the state of Delaware on August 27, 2020 under the name of AP Caps III, Corp. The Company was formed for the purpose of effecting a merger, consolidation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). On February 22, 2021, the Company formally changed its name to Apollo Infrastructure Acquisition Corp. On February 23, 2021, the Company formally changed its name to Acropolis Infrastructure Acquisition Corp. The Company has chosen December 31 as its fiscal year end.

At December 31, 2022, the Company had not commenced any operations. All activity for the period from August 27, 2020 through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the net proceeds derived from the Initial Public Offering.

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

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and that invest only in direct U.S. government treasury obligations, as determined by the Company. The Company's investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2022 and 2021, the proceeds of the Initial Public Offering were held in U.S. government securities, as specified above.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay its tax obligations (the “Permitted Withdrawals”), and up to $100,000 of interest to pay dissolution expenses none of the funds held in the Trust Account will be released until the earliest of (i) the completion of the Initial Business Combination; (ii) the redemption of Public Shares sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the offering the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the offering but has not completed the Initial Business Combination within such 24-month period (the “Completion Window”); or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Completion Window. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to make Permitted Withdrawals (less up to $100,000 of such net interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 5) held by them if the Company fails to complete the Initial Business Combination within the Completion Window. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire Public Shares after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2022, the Company does not have sufficient liquidity to meet its future obligations. As of December 31, 2022, the Company had a working capital deficit of approximately $3.6 million, current liabilities of approximately $4.2 million and cash of $106,393. For the year ended December 31, 2022, the Company had net income of $205,069.

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution along with the liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the completion of a potential business combination or up to the mandatory liquidation as stipulated in the Company's amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern.

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

The underwriters have agreed to waive their rights to their deferred underwriting commissions held in the Trust Account in the event the Company does not complete an Initial Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had cash of $106,393 and $430,391, respectively. The Company had no cash equivalents as of December 31, 2022 and 2021.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Investments Held in Trust Account

The Company's portfolio of investments held in the Trust Account is comprised of cash and money market funds, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. The Company's investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in "Investment income from Trust Account" in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs of $1,368,588 consist principally of costs incurred in connection with formation and preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions of $18,975,000, were charged to temporary equity upon completion of the Initial Public Offering and the Over-Allotment Closing. The Company classifies deferred underwriting compensation as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Class A common stock issuance costs	(20,343,588)
Fair value of Public Warrants	(8,000,000)
Plus:
Accretion of carrying value to redemption value	28,343,588
Class A common stock subject to possible redemption – December 31, 2021	345,000,000
Accretion of carrying value to redemption value	2,919,667
Class A common stock subject to possible redemption – December 31, 2022	$347,919,667

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

As of December 31, 2022 and 2021, the carrying values of cash, prepaid expenses, accounts payable and accrued offering costs, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities and are recognized at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities, if applicable, are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of December 31, 2022 and 2021, the Company’s derivative financial instruments were classified as equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into federal law, which, among other things, will impose a 1% excise tax on certain repurchases (including certain redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations occurring after December 31, 2022. The Company is assessing the potential impact of the IRA and will continue to evaluate the IRA's impact as further information becomes available.

The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The Company does not expect a material impact on the financial statements at this time.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,300,000 shares of Class A common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per share of common stock:

	For the Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss), as adjusted	$164,055	$41,014	$(862,538)	$(467,766)
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	15,998,630	7,965,411
Basic and diluted net income (loss) per share of common stock	$0.00	$0.00	$(0.06)	$(0.06)

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3. Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a price of $10.00 per unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

Note 4. Private Placement Warrants

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

Note 5. Related Party Transactions

Founder Shares

The Company was formed in August 2020. In August 2020, Acropolis Infrastructure Acquisition Sponsor, L.P. subscribed for 1,990 shares of the Company’s Class B common stock for $19.90. Acropolis Infrastructure Acquisition Sponsor, L.P. distributed the shares to Apollo Principal Holdings III, L.P. in December 2020. Apollo Principal Holdings III, L.P. then distributed the shares to Acquisition Sponsor, L.P. on March 16, 2021. On February 22, 2021, the Company completed a stock reclassification of its Class B common stock and, as a result, 11,500,000 shares of the Company’s shares of Class B common stock were outstanding (the “Founder Shares”). On March 31, 2021, 50,000 Founder Shares were purchased from the Sponsor by each of the three independent director nominees at a purchase price of approximately $0.002 per share. The independent director nominees paid $300 in aggregate for 150,000 shares. In June 2021, the Sponsor forfeited 2,875,000 Founder Shares and, as a result, 8,625,000 shares of the Company’s Founder Shares were outstanding following such forfeiture. The share amounts as of December 31, 2022 and 2021 have been retroactively restated to account for the forfeiture.

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

The holders of the Founder Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last reported sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

On July 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “July Note”). The July Note bears interest at a rate of 0.12% per annum and is payable on the date of an Initial Business Combination or the liquidation of the Company. As of December 31, 2022 and 2021, the outstanding balance under the July Note was $1,200,000.

On August 20, 2021, the Sponsor executed an unsecured promissory note (the “August Note”) to loan the Company an aggregate principal amount of $800,000. The August Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of December 31, 2022 and 2021, the outstanding balance on the August Note was $800,000.

On March 18, 2022, the Sponsor executed an unsecured promissory note (the "March Note") to loan the Company an aggregate principal amount of $1,000,000. The March Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of December 31, 2022, the outstanding balance on the March Note was $1,000,000.

On September 16, 2022, the Sponsor executed an unsecured promissory note (the "September Note" and together with the July Note, the August Note and the March Note, the "Notes") to loan the Company an aggregate principal amount of $300,000. The September Note bears interest at a rate of 2.31% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of December 31, 2022, the outstanding balance on the September Note was $300,000.

Related Party Loans

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of the funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants. At December 31, 2022 and 2021, there was no balance outstanding under the Working Capital Loans.

Advances from Related Party

An affiliate of the Sponsor paid certain formation and operating costs on behalf of the Company. During the year ended December 31, 2021, the related party paid certain Initial Public Offering costs totaling $164,476 on behalf of the Company, which were repaid upon consummation of the Initial Public Offering. There were no advances from the related party during the year ended December 31, 2022. During the year ended December 31, 2022, the related party paid expenses totaling $825,403 on behalf of the Company. As of December 31, 2022 and 2021, there was $0 due to the related party.

Administrative Support Agreement

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the years ended December 31, 2022 and 2021, the Company recorded an expense of $200,004 and $95,701, respectively, pursuant to this agreement which is included in “Administration fee- related party” on the statements of operations.

Note 6. Fair Value Measurements

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		As of	As of
		December 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$348,005,679	$345,066,821

Note 7. Commitments and Contingencies

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

Underwriting Agreement

The Company granted the underwriters a 30-day option from the date of the prospectus for the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On August 3, 2021, the Company consummated the sale of 4,500,000 over-allotment Units pursuant to the underwriters' exercise of their over-allotment option.

The underwriters are entitled to a Deferred Discount of $0.35 per Unit, including the over-allotment Units. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Note 8. Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The authorized shares of common stock of the Company include 800,000,000 shares of Class A common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s shares of common stock are entitled to one vote for each share of common stock. As of December 31, 2022 and 2021, there were 34,500,000 shares of Class A common stock outstanding, all of which are subject to possible conversion that were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock

The authorized shares of common stock of the Company include 199,000,000 shares of Class B common stock with a par value of $0.0001 per share. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of completion of the Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination). As of December 31, 2022 and 2021, there were 8,625,000 Founder Shares issued and outstanding.

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s shares of common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon the Company’s redemption or liquidation. As of December 31, 2022 and 2021, there were 17,300,000 warrants (5,800,000 Private Placement Warrants and 11,500,000 Public Warrants) outstanding.

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

Note 9. Income Taxes

The Company’s deferred tax assets are as follows at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss	$—	$8,037
Start-up/organizational costs	847,327	271,327
Total deferred tax assets	847,327	279,364
Valuation allowance	(847,327)	(279,364)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following for the years ended December 31, 2022 and 2021:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Federal
Current	$773,453	$—
Deferred	567,963	279,364
State and local
Current	—	—
Deferred	—	—
Change in valuation allowance	(567,963)	(279,364)
Income tax provision	$773,453	$—

The Company’s net operating loss carryforward as of December 31, 2022 and 2021 amounted to $0 and $38,272, respectively, and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2021 and 2022, the change in the valuation allowance was $567,963 and $279,364, respectively.

The following is a reconciliation of the statutory tax rate to the Company’s effective tax rates for the years ended December 31, 2022 and 2021:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Other	0.00%	0.00%
Change in valuation allowance	58.04%	(21.00)%
Income tax provision	79.04%	0.00%

Note 10. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the financial statements.