Form 10-K/A
period 2022-12-31
Acropolis Infrastructure Acquisition Corp.
filed 2023-04-05
CIK 1847891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) is being filed to furnish the conformed signature for the Report of Independent Registered Public Accounting Firm (the “Audit Report”), a new signature page and new certifications from the company’s Principal Executive Officer and Principal Financial Officer. A conformed signature on the Audit Report was inadvertently omitted from the original Form 10-K filed on March 31, 2023. The signed Audit Report is on file at the company.

Other than the items mentioned above, no other changes were made to the Form 10-K as previously filed on March 31, 2023.

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

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a stockholder vote;
●	the risk that the stockholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any founder shares held by them until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (i) the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days

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
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our sponsor or any of its affiliates may make additional investments in the company in connection with our initial business combination, although our sponsor and their affiliates have no obligation to do so. Apollo and its affiliates and certain of the Apollo Funds engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition, financing or disposition of any target business that we may make. If our sponsor or any of its affiliates elect to make additional investments or provide financing, such proposed transactions could influence our sponsor’s motivation to complete our initial business combination.
●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	being a company with no operating history and no revenues;
●	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;

●	our public stockholders’ ability to exercise redemption rights;
●	the requirement that we complete our initial business combination within the completion window;
●	the possibility that NYSE may delist our securities from trading on its exchange;
●	being declared an investment company under the Investment Company Act;
●	complying with changing laws and regulations;
●	the performance of the prospective target business or businesses;
●	our ability to select an appropriate target business or businesses;
●	the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities;
●	the issuance of additional shares of Class A common stock in connection with a business combination that may dilute the interest of our public stockholders;
●	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;
●	our success in retaining or recruiting, or changes required in, our officers or directors following our initial business combination;
●	our ability to obtain additional financing to complete our initial business combination;
●	our ability to amend the terms of public warrants in a manner that may be adverse to the holders of public warrants;
●	our ability to redeem unexpired public warrants prior to their exercise;
●	our public securities’ potential liquidity and trading; and
●	provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers.

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

We intend to focus our search for a business combination target in infrastructure, infrastructure services and related sectors in North America. Accordingly, we may pursue a target business in any sector within the infrastructure space. Because we have not yet selected any specific target business or sector, we cannot provide specific risks of any business combination. However, risks inherent in investments in infrastructure, infrastructure services and related sectors include, but are not limited to, the following:

●	Significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable laws and regulations, including the ability to procure necessary governmental licenses, concessions, leases or contracts and rules and regulations relating to environmental protection and climate change, including potential penalties resulting from the violation of such environmental regulations;

●	Worldwide and regional economic and financial conditions impacting global and regional supply and demand;
●	Price and availability of fuel alternatives;
●	Competitive pressures in the utility industry, primarily in wholesale markets, as a result of consumer demand, technological advances, greater availability of natural gas and other factors;
●	The speculative nature of and high degree of risk involved in investments in the energy value chain;
●	Availability of key inputs, such as strategic consumables, raw materials and necessary equipment;
●	Fluctuations in real estate availability and value;
●	The inherent risks associated with real estate ownership, including the potential for litigation, depreciation, title disputes and real estate regulations;
●	Available transportation, storage and other transportation capacity;
●	Changes in global supply and demand and prices for commodities;
●	Impact of energy conservation efforts;
●	Technological advances affecting energy production and consumption;
●	Overall domestic and global economic conditions;
●	Availability of, and potential disputes with, contractors and subcontractors;
●	Risks of eminent domain and governmental takings;
●	Inflation risk;
●	Loss of customers;
●	Construction and other capital expenditures;
●	Natural disasters, terrorist acts and similar dislocations; and
●	Value of U.S. dollar relative to the currencies of other countries.

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

We may issue a substantial number of additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the shares of Class B common stock at a ratio greater than one-to-one at the time of completion of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;
●	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or public warrants.

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

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Although we have no commitments as of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our shares of common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of common stock if declared, to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

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

*Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 4th day of April, 2023.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by July 13, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity concerns, date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

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

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations, as determined by the Company. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2022 and 2021, the proceeds of the Initial Public Offering were held in U.S. government securities, as specified above.

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

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution along with the liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the completion of a potential business combination or up to the mandatory liquidation as stipulated in the Company’s amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of cash and money market funds, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in “Investment income from Trust Account” in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law, which, among other things, will impose a 1% excise tax on certain repurchases (including certain redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations occurring after December 31, 2022. The Company is assessing the potential impact of the IRA and will continue to evaluate the IRA’s impact as further information becomes available.

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

On September 16, 2022, the Sponsor executed an unsecured promissory note (the “September Note” and together with the July Note, the August Note and the March Note, the “Notes”) to loan the Company an aggregate principal amount of $300,000. The September Note bears interest at a rate of 2.31% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of December 31, 2022, the outstanding balance on the September Note was $300,000.

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