Form 10-Q
period 2023-03-31
Acropolis Infrastructure Acquisition Corp.
filed 2023-05-12
CIK 1847891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40584

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2120451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 42nd Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 515-3200
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one public warrant	ACRO.U	New York Stock Exchange
Shares of Class A common stock	ACRO	New York Stock Exchange
Warrants	ACRO WS	New York Stock Exchange

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

As of May 12, 2023, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$123,231	$106,393
Prepaid expenses	221,214	424,370
Total current assets	344,445	530,763

Investments held in Trust Account	352,763,257	348,005,679
Total assets	$353,107,702	$348,536,442

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,979,336	$785,125
Accrued offering costs	67,640	67,640
Notes payable	3,300,000	3,300,000
Total current liabilities	5,346,976	4,152,765

Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	17,421,976	16,227,765

Commitments and contingencies (Note 7)

Temporary equity:
Class A common stock subject to possible redemption (34,500,000 shares at $10.20 and $10.08 per share redemption value as of March 31, 2023 and December 31, 2022, respectively)	351,734,345	347,919,667

Stockholders’ deficit:
Preferred shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 800,000,000 shares authorized, none issued and outstanding (net of 34,500,000 shares of Class A common stock subject to possible redemption) as of March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value, 199,000,000 shares authorized, 8,625,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	863	863
Additional paid-in capital	—	—
Accumulated deficit	(16,049,482)	(15,611,853)
Total stockholders’ deficit	(16,048,619)	(15,610,990)
Total liabilities, temporary equity and stockholders’ deficit	$353,107,702	$348,536,442

See accompanying notes to the unaudited condensed financial statements.

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
REVENUE	$—	$—

EXPENSES
Administration fee - related party	50,000	50,001
General and administrative	433,406	1,236,506
TOTAL EXPENSES	483,406	1,286,507

OTHER INCOME (EXPENSES)
Investment income from Trust Account	4,864,292	156,923
Interest expense	(4,223)	—
TOTAL OTHER INCOME (EXPENSES) - NET	4,860,069	156,923

Net income (loss) before income tax provision	4,376,663	(1,129,584)
Income tax provision	(999,614)	—
Net income (loss)	$3,377,049	$(1,129,584)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	34,500,000	34,500,000
Basic and diluted net income (loss) per share of Class A common stock	$0.08	$(0.03)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	8,625,000	8,625,000
Basic and diluted net income (loss) per share of Class B common stock	$0.08	$(0.03)

See accompanying notes to the unaudited condensed financial statements.

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the three months ended March 31, 2023

	Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2023	8,625,000	$863	$—	$(15,611,853)	$(15,610,990)
Accretion for Class A common stock to redemption amount	—	—	—	(3,814,678)	(3,814,678)
Net income	—	—	—	3,377,049	3,377,049
Balance as of March 31, 2023	8,625,000	$863	$—	$(16,049,482)	$(16,048,619)

For the three months ended March 31, 2022

	Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2022	8,625,000	$863	$—	$(12,897,255)	$(12,896,392)
Net loss	—	—	—	(1,129,584)	(1,129,584)
Balance as of March 31, 2022	8,625,000	$863	$—	$(14,026,839)	$(14,025,976)

See accompanying notes to unaudited condensed financial statements.

Acropolis Infrastructure Acquisition Corp.

(formerly known as AP Caps III, Corp.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$3,377,049	$(1,129,584)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investments held in Trust Account	(4,864,292)	(156,923)
Changes in operating assets and liabilities:
Prepaid expenses	203,156	204,206
Accounts payable and accrued expenses	1,194,211	55,190
Net Cash Used In Operating Activities	(89,876)	(1,027,111)

Cash Flows From Investing Activities:
Cash withdrawn from Trust Account to pay taxes	106,714	—
Net Cash Provided By Investing Activities	106,714	—

Cash Flows From Financing Activities:
Proceeds (repayment) of advances from Sponsor	—	1,000,000
Net Cash Provided By Financing Activities	—	1,000,000

Net change in cash	16,838	(27,111)
Cash at beginning of period	106,393	430,391
Cash at end of period	$123,231	$403,280

See accompanying notes to the unaudited condensed financial statements.

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

At March 31, 2023, the Company had not commenced any operations. All activity for the period from August 27, 2020 through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the net proceeds derived from the Initial Public Offering.

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

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations, as determined by the Company. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside of the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At March 31, 2023 and December 31, 2022, the proceeds of the Initial Public Offering were held in U.S. government securities, as specified above.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay its tax obligations (the “Permitted Withdrawals”), and up to $100,000 of interest to pay dissolution expenses none of the funds held in the Trust Account will be released until the earliest of (i) the completion of the Initial Business Combination; (ii) the redemption of Public Shares sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the offering but has not completed the Initial Business Combination within such 24-month period (the “Completion Window”); or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Completion Window. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2023, the Company does not have sufficient liquidity to meet its future obligations. As of March 31, 2023, the Company had a working capital deficit of approximately $5.0 million, current liabilities of approximately $5.3 million and cash of $0.1 million. For the three months ended March 31, 2023, the Company had net income of $3,377,049.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed. As such, the information included in these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 as filed with the SEC on April 5, 2023. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had cash of $123,231 and $106,393, respectively. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of cash and money market funds, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in “Investment income from Trust Account” in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption – December 31, 2021	345,000,000
Accretion of carrying value to redemption value	2,919,667
Class A common stock subject to possible redemption – December 31, 2022	$347,919,667
Accretion of carrying value to redemption value	3,814,678
Class A common stock subject to possible redemption – March 31, 2023	$351,734,345

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

As of March 31, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, accounts payable and accrued offering costs, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. treasury securities with an original maturity of 185 days or less or investments in money market funds that are comprised of only U.S. treasury securities and are recognized at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities, if applicable, are classified in the condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of March 31, 2023 and December 31, 2022, the Company’s derivative financial instruments were classified as equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law, which, among other things, will impose a 1% excise tax on certain repurchases (including certain redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations occurring after March 31, 2023. The Company is assessing the potential impact of the IRA and will continue to evaluate the IRA’s impact as further information becomes available.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,300,000 shares of Class A common stock in the aggregate. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per share of common stock:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss), as adjusted	$2,701,639	$675,410	$(903,667)	$(225,917)
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income (loss) per share of common stock	$0.08	$0.08	$(0.03)	$(0.03)

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

Promissory Notes

On July 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,200,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “July Note”). The July Note bears interest at a rate of 0.12% per annum and is payable on the date of an Initial Business Combination or the liquidation of the Company. As of March 31, 2023 and December 31, 2022, the outstanding balance under the July Note was $1,200,000.

On August 20, 2021, the Sponsor executed an unsecured promissory note (the “August Note”) to loan the Company an aggregate principal amount of $800,000. The August Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of March 31, 2023 and December 31, 2022, the outstanding balance on the August Note was $800,000.

On March 18, 2022, the Sponsor executed an unsecured promissory note (the “March Note”) to loan the Company an aggregate principal amount of $1,000,000. The March Note bears interest at a rate of 0.14% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of March 31, 2023 and December 31, 2022, the outstanding balance on the March Note was $1,000,000.

On September 16, 2022, the Sponsor executed an unsecured promissory note (the “September Note”) to loan the Company an aggregate principal amount of $300,000. The September Note bears interest at a rate of 2.31% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of March 31, 2023 and December 31, 2022, the outstanding balance on the September Note was $300,000.

Related Party Loans

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of the funds held outside of the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside of the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants. At March 31, 2023 and December 31, 2022, there was no balance outstanding under the Working Capital Loans.

Advances from Related Party

An affiliate of the Sponsor paid certain formation and operating costs on behalf of the Company. During the three months ended March 31, 2023 and 2022, the related party did not pay any expenses on behalf of the Company. As of March 31, 2023 and December 31, 2022, there was no balance due to the related party.

Administrative Support Agreement

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023 and 2022, the Company recorded an expense of $50,000 and $50,001, respectively, pursuant to this agreement which is included in “Administration fee-related party” on the condensed statements of operations.

Note 6.Fair Value Measurements

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		As of	As of
Description	Level	March 31, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$352,763,257	$348,005,679

Note 7.Commitments and Contingencies

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

Note 8.Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The authorized shares of common stock of the Company include 800,000,000 shares of Class A common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s shares of common stock are entitled to one vote for each share of common stock. As of March 31, 2023 and December 31, 2022, there were 34,500,000 shares of Class A common stock outstanding, all of which are subject to possible conversion that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock

The authorized shares of common stock of the Company include 199,000,000 shares of Class B common stock with a par value of $0.0001 per share. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of completion of the Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination). As of March 31, 2023 and December 31, 2022, there were 8,625,000 Founder Shares issued and outstanding.

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s shares of common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon the Company’s redemption or liquidation. As of March 31, 2023 and December 31, 2022, there were 17,300,000 warrants (5,800,000 Private Placement Warrants and 11,500,000 Public Warrants) outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2023 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on investments held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $3,377,049, which consists of interest income on investments held in the Trust Account of $4,864,292, offset by operating costs of $483,406, interest expense of $4,223 and income tax provision of $999,614.

For the three months ended March 31, 2022, we had a net loss of $1,129,584, which consists of operating costs of $1,286,507, offset by interest income on investments held in the Trust Account of $156,923.

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

For the three months ended March 31, 2023, cash used in operating activities was $89,876. Interest earned on investments held in the Trust Account of $4,864,292 and changes in operating assets and liabilities, which used $1,397,367 of cash from operating activities, contributed to net income of $3,377,049.

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

As of March 31, 2023 and December 31, 2022, we had cash and marketable securities held in the Trust Account of $352,763,257 (including approximately $4,864,292 of interest income) and $348,005,679 (including approximately $156,923 of interest income), respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to pay our tax obligations. During the periods ended March 31, 2023 and 2022, we withdrew $106,714 and $0 from the Trust Account to pay our franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023 and December 31, 2022, we had cash of $123,231 and $106,393, respectively, outside of the Trust Account. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we will repay such loaned amounts. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender.

Since the Initial Public Offering, we executed four promissory notes in the aggregate of $3,300,000 with our Sponsor in order to satisfy working capital requirements. See “Related Party Loans” in Note 5 to our condensed financial statements.

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

Going Concern and Management’s Plan

As of March 31, 2023, we do not have sufficient liquidity to meet our future obligations. As of March 31, 2023, we had a working capital deficit of approximately $5.0 million, current liabilities of approximately $5.3 million and cash of $123,231. For the three months ended March 31, 2023, we had net income of $3,377,049.

We do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of these unaudited condensed financial statements. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution along with the liquidity concerns raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management has determined that we have access to funds from the Sponsor that are sufficient to fund our working capital needs until the completion of a potential business combination or up to the mandatory liquidation as stipulated in our amended and restated certificate of incorporation. The accompanying unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended March 31, 2023.

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

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended March 31, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

ACROPOLIS INFRASTRUCTURE ACQUISITION CORP.

Date: May 12, 2023	By:	/s/ Sanjay Patel
		Name:	Sanjay Patel
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ James Crossen
		Name:	James Crossen
		Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)